Form 10-Q
period 2011-09-30
Iron Sands Corp.
filed 2011-11-25
CIK 1527727

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54477

Iron Sands Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-2558702
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Samir Masri CPA Firm P.C., 45 North Station Plaza, Suite 214, Great Neck, NY 11021
(Address of principal executive offices)

(516) 466-6257
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 25, 2011.

IRON SANDS CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	3

	Balance Sheet as of September 30, 2011 (Unaudited) and March 31, 2011	4

	Statement of Operations (Unaudited) for the Three and Six Months Ended September 30, 2011 and for the Period from January 18, 2011 (Inception) to September 30, 2011	5

	Statement of Stockholder's Deficiency for the Period from January 18, 2011 (Inception) to September 30, 2011	6

	Statement of Cash Flows (Unaudited) for the Six Months Ended September 30, 2011 and for the Period from January 18, 2011 (Inception) to September 30, 2011	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Removed and Reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on August 12, 2011.

IRON SANDS CORP.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)
	September 30, 2011	March 31, 2011

ASSETS

CURRENT ASSETS:
Cash	$92	$-

Total Current Assets	92	-

TOTAL ASSETS	$92	$-

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$75	$-
Loans payable - related party	17,935	8,735
Note payable - related party	5,000	-

Total Current Liabilities	23,010	8,735

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares subscribed	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	(25,000)	(25,000)
(Deficit) accumulated during the development stage	(22,918)	(8,735)

Total Stockholder's Deficiency	(22,918)	(8,735)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$92	$-

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2011	For The Six Months Ended September 30, 2011	For The Period From January 18, 2011 (Inception) to September 30, 2011

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	14,153	14,183	22,918

(LOSS) BEFORE OTHER EXPENSES	(14,153)	(14,183)	(22,918)

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(14,153)	(14,183)	(22,918)

BENEFIT FROM INCOME TAXES	-	-	-

NET (LOSS)	$(14,153)	$(14,183)	$(22,918)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	-	-

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO SEPTEMBER 30, 2011

							Deficit
							Accumulated
					Additional		During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency

January 18, 2011 - common stock subscription	-	$-	5,000,000	$500	$24,500	$(25,000)	$-	$-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Net (loss) (Unaudited)	-	-	-	-	-	-	(14,183)	(14,183)

Balance at September 30, 2011 (Unaudited)	-	$-	5,000,000	$500	$24,500	$(25,000)	$(22,918)	$(22,918)

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30, 2011	For The Period From January 18, 2011 (Inception) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(14,183)	$(22,918)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	5,000	13,735
Increase in accounts payable	75	75

NET CASH USED IN OPERATING ACTIVITIES	(9,108)	(9,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	4,200	4,200
Proceeds from note payable - related party	5,000	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,200	9,200

NET INCREASE IN CASH	92	92

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$92	$92

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$5,000	$13,735
Common stock subscribed	$-	$25,000

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 -	Organization and Business

Business Activity

Iron Sands Corp., a Development Stage Company, ("the Company") was incorporated in the state of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation and, to a lesser extent, desires to employ the Company’s funds in its business. The Company’s principal business objective over the next twelve months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

Note 2 -	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10 as of March 31, 2011. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet date.

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2 -	Summary of Significant Accounting Policies (con’t)

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, the deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2011, the Company is unaware of any uncertain tax positions.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 -	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $23,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, receive additional loans from its stockholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -	Income Taxes

As of September 30, 2011 the Company has net operating loss carryforwards of approximately $23,000 to reduce future federal and state taxable income through 2031. The Company has approximately $8,000 in deferred tax assets at September 30, 2011 resulting from net operating loss carryforwards. At September 30, 2011, a valuation allowance has been recorded to fully offset these deferred tax assets because future realization of the related income tax effects is uncertain. The difference between the statutory rate of 34% and the effective rate of 0% is due to the increase in the deferred tax asset valuation allowance.

The Company currently has no federal or state tax examination in progress nor has it had any federal or state examinations since its inception.

The earliest tax year subject to examination by taxing authorities by major jurisdictions are Federal and Delaware for fiscal year 2011.

Note 5 -	Common Stock

On January 18, 2011, the Company authorized one hundred million (100,000,000) shares of common stock. On January 18, 2011, the Company received a subscription for five million (5,000,000) shares of common stock for $25,000 from the former President of the Company.

Note 6 -	Preferred Stock

The Company is authorized to issue (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -	Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

During the year ended March 31, 2011, professional fees in the amount of $8,735 were paid on behalf of the Company by Sunrise Securities Corp. (“Sunrise”). During the six months ended September 30, 2011, Sunrise paid additional professional fees on behalf of the Company in the amount of $5,000. The President of Sunrise was the Company’s former President and sole stockholder. As of September 30, 2011, the outstanding balance of $13,735 is reported as loans payable – related party. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

During the six months ended September 30, 2011 the Company received $4,200 from Putnam Hills Corp., whose sole stockholder is NLBDIT 2010 Services, LLC. As of September 30, 2011, the outstanding balance of $4,200 is reported as loans payable - related party. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by the Company’s sole stockholder.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company.  At September 30, 2011 the outstanding balance of $5,000 is reported as note payable – related party.

Note 8 -	Subsequent Events

Subsequent to September 30, 2011, the Company received funds totaling $9,000 from Sunrise to pay for professional fees. These advances are unsecured, non-interest bearing and have no stipulated repayment terms.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Iron Sands Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on January 18, 2011 (Inception) and maintains its principal executive office at c/o Samir Masri CPA Firm P.C., 45 North Station Plaza, Suite 214, Great Neck, NY 11021. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Share Exchange.  In the event the Company does not consummate the transactions contemplated by the Share Exchange the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)      filing Exchange Act reports, and
(ii)     investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $92 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 went effective, our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $92 comprised exclusively of cash.  This compares with no assets as of March 31, 2011.  The Company’s liabilities as of September 30, 2011 totaled $23,010, comprised of accounts payable, a loan payable to a related party and a note payable to a related party.  This compares to the Company’s liabilities as of March 31, 2011 of $8,735, comprised of a loan payable to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2011	For the Cumulative Period from January 18, 2011 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities	$(9,108)	$(9,108)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$9,200	$9,200
Net Increase in Cash and Cash Equivalents	$92	$92

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months and six months ended September 30, 2011, the Company had a net loss of $14,153 and $14,183, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 in August of 2011 and general and administrative expenses.

For the cumulative period from January 18, 2011 (Inception) to September 30, 2011, the Company had a net loss of $22,918, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011 and general and administrative expenses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iron Sands Corp.

Dated: November 25, 2011	By:	/s/ Samir N. Masri
Samir N. Masri
President, Secretary and Director
Principal Executive Officer

Dated: November 25, 2011	By:	/s/ Sasha S. Masri
Sasha S. Masri
Chief Financial Officer and Director
Principal Financial Officer