Form 10-Q
period 2012-06-30
Iron Sands Corp.
filed 2012-08-20
CIK 1527727

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August  20, 2012.

IRON SANDS CORP.

- INDEX -

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

The results for the period ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 17, 2012.

IRON SANDS CORP.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)
	June 30, 2012	March 31, 2012

ASSETS

CURRENT ASSETS:
Cash	$321	$321

Total Current Assets	321	321

TOTAL ASSETS	$321	$321

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Loans payable - related parties	$45,260	$34,260
Note payable - related party	5,000	5,000

Total Current Liabilities	50,260	39,260

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares subscribed	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	(25,000)	(25,000)
Accumulated deficit during the development stage	(49,939)	(38,939)

Total Stockholder's Deficiency	(49,939)	(38,939)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$321	$321

See accompanying notes to the financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2012	For The Three Months Ended June 30, 2011	Cumulative From January 18, 2011 (Inception) to June 30, 2012

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	11,000	30	49,939

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(11,000)	(30)	(49,939)

BENEFIT FROM INCOME TAXES	-	-	-

NET (LOSS)	$(11,000)	$(30)	$(49,939)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	-	-

See accompanying notes to the financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO JUNE 30, 2012
(Unaudited)

							Accumulated
							Deficit
					Additional		During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency

Balance at January 18, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock subscription	-	-	5,000,000	500	24,500	(25,000)	-	-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Net (loss)	-	-	-	-	-	-	(30,204)	(30,204)

Balance at March 31, 2012	-	-	5,000,000	500	24,500	(25,000)	(38,939)	(38,939)

Net (loss)	-	-	-	-	-	-	(11,000)	(11,000)

Balance at June 30, 2012 (Unaudited)	-	$-	5,000,000	$500	$24,500	$(25,000)	$(49,939)	$(49,939)

See accompanying notes to the financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The Three Months Ended June 30, 2012	For The Three Months Ended June 30, 2011	Cumulative From January 18, 2011 (Inception) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(11,000)	$(30)	$(49,939)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	-	-	13,735
Increase in prepaid expenses and other current assets		(4,167)	-

NET CASH USED IN OPERATING ACTIVITIES	(11,000)	(4,197)	(36,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	11,000	-	31,525
Proceeds from note payable - related party	-	5,000	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,000	5,000	36,525

NET INCREASE IN CASH	-	803	321

CASH, BEGINNING OF PERIOD	321	-	-

CASH, END OF PERIOD	$321	$803	$321

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$-	$-	$13,735
Common stock subscribed	$-	$-	$25,000

See accompanying notes to the financial statements.

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

Note 2 -        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of March 31, 2012. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any common shares outstanding on potentially dilutive instruments for each of the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3 -        Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $50,000, and has negative working capital of approximately $50,000 at June 30, 2012, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from its stockholder. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -        Income Taxes

As of June 30, 2012, the Company has net operating loss carryforwards of approximately $50,000 to reduce future federal and state taxable income through 2032.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Three Months Ended June 30, 2012	For The Three Months Ended June 30, 2011	Cumulative From January 18, 2011 (Inception) to June 30, 2012
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	4,000	-	17,000
Valuation allowance	(4,000)	-	(17,000)
Total	$-	$-	$-

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -        Income Taxes

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Three Months Ended June 30, 2012	For The Three Months Ended June 30, 2011	Cumulative From January 18, 2011 (Inception) to March 31, 2012
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

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

For the period January 18, 2011 (Inception) to March 31, 2012, professional fees of $13,735 were paid on behalf of the Company by Sunrise Financial Group (“SFG”). During the year ended March 31, 2012, SFG advanced the Company an additional $14,000. During the three months ended June 30, 2012, SFG advanced the Company an additional $11,000 for professional fees. The President of SFG was the Company’s former President and sole stockholder. As of June 30, 2012, the outstanding balance of $38,735 for professional fees paid by SFG and amounts advanced to the Company are reported as loans payable - related parties. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -        Related Party Transactions (cont’d.)

During the year ended March 31, 2012, the Company received a $6,525 loan from Putnam Hills Corp., whose sole stockholder is NLDBIT 2010 Services, LLC. As of June 30, 2012, the outstanding balance of $6,525 is reported as loans payable - related parties. The loan is unsecured, non-interest bearing, and has no stipulated repayment terms.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by the Company’s sole stockholder.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At June 30, 2012 the outstanding balance of $5,000 is reported as note payable - related party. To date, the lender has agreed to forego any interest and, accordingly, no interest expense has been recorded.

Note 8 -        Subsequent Events

Subsequent to June 30, 2012, the Company received funds totaling $5,000 from SFG for payment of professional fees.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $321 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company had assets equal to $321, comprised exclusively of cash.  This compares with assets equal to $321 as of March 31, 2012.  The Company’s current liabilities as of June 30, 2012 totaled $50,260, comprised of amounts due to related parties.  This compares to the Company’s current liabilities as of March 31, 2012 of $39,260, comprised of amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	For the Cumulative Period from January 18, 2011 (Inception) to June 30, 2012
Net Cash Used in Operating Activities	$(11,000)	$(4,197)	$(36,204)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$11,000	$5,000	$36,525
Net Increase in Cash and Cash Equivalents	$-	$803	$321

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through June 30, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2012, the Company had a net loss of $11,000, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the three months ended June 30, 2011, the Company had a net loss of $30, comprised of general and administrative expenses.

For the cumulative period from January 18, 2011 (Inception) to June 30, 2012, the Company had a net loss of $49,939, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Iron Sands Corp.

Dated: August 20, 2012	By:	/s/ Samir N. Masri
Samir N. Masri
President, Secretary and Director
Principal Executive Officer

Dated: August 20, 2012	By:	/s/ Sasha S. Masri
Sasha S. Masri
Chief Financial Officer and Director
Principal Financial Officer