Form 10-Q
period 2013-12-31
Iron Sands Corp.
filed 2014-02-14
CIK 1527727

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 14, 2014.

IRON SANDS CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet as of December 31, 2013 (Unaudited) and March 31, 2013	2

	Statement of Operations (Unaudited) for the Three and Nine Months Ended December 31, 2013 and 2012 and for the Period from January 18, 2011 (Inception) to December 31, 2013	3

	Statement of Stockholder's Deficiency for the Period from January 18, 2011 (Inception) to December 31, 2013 (Unaudited)	4

	Statement of Cash Flows (Unaudited) for the Nine Months Ended December 31, 2013 and 2012 and for the Period from January 18, 2011 (Inception) to December 31, 2013	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

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

The results for the period ended December 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 16, 2013.

IRON SANDS CORP.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited) December 31, 2013	March 31, 2013
ASSETS

CURRENT ASSETS:
Cash	$262	$7,093

Total Current Assets	262	7,093

TOTAL ASSETS	$262	$7,093

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,151	$8,092
Loans payable - related parties	42,735	54,260
Note payable - related party	53,646	21,500

Total Current Liabilities	99,532	83,852

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares subscribed	500	500
Additional paid-in capital	29,500	24,500
Subscription receivable	(25,000)	(25,000)
Accumulated deficit during the development stage	(104,270)	(76,759)

Total Stockholder's Deficiency	(99,270)	(76,759)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$262	$7,093

See accompanying notes to the financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Three Months Ended December 31, 2013	For The Three Months Ended December 31, 2012	For The Nine Months Ended December 31, 2013	For The Nine Months Ended December 31, 2012	Cumulative From January 18, 2011 (Inception) to December 31, 2013

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	7,103	9,678	26,357	27,909	102,619

(LOSS) BEFORE OTHER EXPENSES	(7,103)	(9,678)	(26,357)	(27,909)	(102,619)

INTEREST EXPENSE	533	181	1,154	206	1,651

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(7,636)	(9,859)	(27,511)	(28,115)	(104,270)

BENEFIT FROM INCOME TAXES	-	-	-	-	-

NET (LOSS)	$(7,636)	$(9,859)	$(27,511)	$(28,115)	$(104,270)

BASIC AND DILUTED LOSS PER SHARE	-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO DECEMBER 31, 2013

							Accumulated
							Deficit	Total
					Additional		During the	Stockholder's
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Deficiency
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
Balance at January 18, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock subscription	-	-	5,000,000	500	24,500	(25,000)	-	-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Net (loss)	-	-	-	-	-	-	(30,204)	(30,204)

Balance at March 31, 2012	-	-	5,000,000	500	24,500	(25,000)	(38,939)	(38,939)

Net (loss)	-	-	-	-	-	-	(37,820)	(37,820)

Balance at March 31, 2013	-	-	5,000,000	500	24,500	(25,000)	(76,759)	(76,759)

Net (loss)	-	-	-	-	-	-	(27,511)	(27,511)

Additional paid-in capital					5,000			5,000

Balance at December 31, 2013 (Unaudited)	-	$-	5,000,000	$500	$29,500	$(25,000)	$(104,270)	$(99,270)

See accompanying notes to the financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended December 31, 2013	For The Nine Months Ended December 31, 2012	Cumulative From January 18, 2011 (Inception) to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(27,511)	$(28,115)	$(104,270)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	-	-	13,735
Increase (decrease) in accounts payable and accrued expenses	(4,941)	801	3,151

NET CASH USED IN OPERATING ACTIVITIES	(32,452)	(27,314)	(87,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans payable - related parties	(6,525)	16,000	34,000
Proceeds from note payable - related party	32,146	11,500	53,646

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,621	27,500	87,646

NET (DECREASE) INCREASE IN CASH	(6,831)	186	262

CASH, BEGINNING OF PERIOD	7,093	321	-

CASH, END OF PERIOD	$262	$507	$262

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$-	$-	$13,735
Payment of loan payable - related party by third party	$5,000	$-	$5,000
Common stock subscribed	$-	-	$25,000

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $104,000, and has negative working capital of approximately $99,000 at December 31, 2013, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of December 31, 2013, the Company has net operating loss carryforwards of approximately $104,000 to reduce future federal and state taxable income through 2033.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Nine Months Ended December 31, 2013	For The Nine Months Ended December 31, 2012	Cumulative From January 18, 2011 (Inception) to December 31, 2013
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	(9,000)	10,000	35,000
Valuation allowance	(9,000)	(10,000)	(35,000)
Total	$-	$-	$-

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -	Income Taxes

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Nine Months Ended December 31, 2013	For The Nine Months Ended December 31, 2012	Cumulative From January 18, 2011 (Inception) to December 31, 2013
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

Note 5 -	Common Stock

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

For the period January 18, 2011 (Inception) to March 31, 2012, professional fees of $13,735 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). Since inception, SFG advanced the Company an additional $34,000 for professional fees. The President of SFG was the Company’s former President and sole stockholder. During the nine months ended December 31, 2013, a payment of $5,000, reported as paid in capital, was applied to this loan for funds SFG received from a related party. The outstanding balance of $42,735 for professional fees paid by SFG and amounts advanced to the Company are reported as loans payable - related parties. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -	Related Party Transactions (cont’d.)

During the year ended March 31, 2012, the Company received a $6,525 loan from Putnam Hills Corp., whose sole stockholder is NLBDIT 2010 Services, LLC. As of December 31, 2013, the loan was repaid by the Company.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At December 31, 2013, the outstanding balance of $53,646 is reported as note payable - related party. The lender agreed to forego all accrued and unpaid interest through August 20, 2012. At December 31, 2013, $1,651 of accrued interest related to this loan is reported as accounts payable and accrued expenses.

During the nine months ended December 31, 2013, the Company entered into a verbal agreement with a third party. This agreement would allow the third party to acquire the stock of the Company. The third party has agreed to pay for certain expenses incurred in relation to professional fees for the filing requirements pursuant to the Securities Exchange Act of 1934. As of December 31, 2013, the third party has paid $5,000 in connection with this agreement, to be applied to the loan payable to SFG on behalf of the Company.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $262 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us; however, we have not entered into any definitive agreements. Any target business that is selected to consummate a business combination with us may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2013, the Company had assets equal to $262, comprised exclusively of cash.  This compares with assets equal to $7,093 as of March 31, 2013, comprised exclusively of cash.  The Company’s current liabilities as of December 31, 2013 totaled $99,532 comprised of amounts due to related parties and accounts payable and accrued expenses.  This compares to the Company’s current liabilities as of March 31, 2013 of $83,852, comprised of accounts payable, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	For the Cumulative Period from January 18, 2011 (Inception) to December 31, 2013
Net Cash Used in Operating Activities	$(32,452)	$(27,314)	$(87,384)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$25,621	$27,500	$87,646
Net Increase (Decrease) in Cash	$(6,831)	$186	$262

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through December 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended December 31, 2013, the Company had a net loss of $27,511, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the nine months ended December 31, 2012, the Company had a net loss of $28,115, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses

For the cumulative period from January 18, 2011 (Inception) to December 31, 2013, the Company had a net loss of $104,270, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

Iron Sands Corp.

Dated: February 14, 2014	By:	/s/ Samir N. Masri
Samir N. Masri
President, Secretary, Chief Executive Officer,
Chief Financial Officer and Director
Principal Executive Officer
Principal Financial Officer