Form 10-K
period 2014-03-31
Iron Sands Corp.
filed 2014-07-01
CIK 1527727

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

As of September 30, 2013, there were no non-affiliate holders of common stock of the Company.

  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 30, 2014, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

i

ii

PART I

Item 1. Business.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company.  As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company; however, the Company’s sole shareholder has entered into an agreement to transfer 100% of the Company’s issued and outstanding Common Stock to a third party, of which the closing will result in a change in control of the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified any third parties that it may engage, except that Sunrise Securities Corp. (“Sunrise”), a SEC-registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member, may assist the Company with due diligence in identifying a business combination target.  Nathan Low, a principal of our sole stockholder, NLBDIT 2010 Services, LLC, is founder and President of Sunrise. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

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

Item 1A. Risk Factors.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 2. Properties.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $2,672 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. While the Company is not a party to any definitive agreements, on May 29, 2014, the Company’s sole shareholder entered into an agreement to sell 100% of the Company’s issued and outstanding Common Stock  to a third party, in exchange for an amount that is equal to the sum of the total amount of all expenses, incurred or to be incurred by the Company beginning January 1, 2014 until the closing of the sale. The closing of the transaction by our sole shareholder will result in a change in control of the Company.   Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of March 31, 2014, the Company had assets equal to $2,672, comprised exclusively of cash.  This compares with assets equal to $7,093 as of March 31, 2013, comprised exclusively of cash.  As of March 31, 2014, the Company had total current liabilities equal to $90,594, comprised of accounts payable and accrued expenses, loans and a note payable to related parties. This compares to the Company’s total current liabilities of $83,852 as of March 31, 2013, comprised of accounts payable and accrued expeses, loans and a note payable to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Fiscal Year Ended March 31, 2014	Fiscal Year Ended March 31, 2013	For the Cumulative Period from January 18, 2011 (Inception) to March 31, 2014
Net Cash Used in Operating Activities	$(38,042)	$(29,728)	$(106,709)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$33,621	$36,500	$109,381
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,421)	$6,772	$2,672

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception) to March 31, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2014, the Company had a net loss of $36,163, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the fiscal year ended March 31, 2013, the Company had a net loss of $37,820, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from January 18, 2011 (Inception) to March 31, 2014, the Company had a net loss of $112,922, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10 in August of 2011 and the filing of the Company’s periodic reports.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

IRON SANDS CORP.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page (s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet as of March 31, 2014 and 2013	F-3

Statement of Operations for the Years Ended March 31, 2014 and 2013 and for the Period from January 18, 2011 (Inception) to March 31, 2014	F-4

Statement of Stockholder’s Deficiency for the Period from January 18, 2011 (inception) to March 31, 2014	F-5

Statement of Cash Flows for the Years Ended March 31, 2014 and 2013 and for the Period from January 18, 2011 (Inception) to March 31, 2014	F-6

Notes to Financial Statements	F-7 – F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Iron Sands Corp.
Great Neck, NY

We have audited the accompanying balance sheets of Iron Sands Corp. (a development stage company) (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, stockholder’s deficiency, and cash flows for the years ended March 31, 2014 and 2013, and the cumulative period from January 18, 2011 (inception) through March 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Sands Corp. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended March 31, 2014 and 2013, and the cumulative period from January 18, 2011 (inception) through March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage and has incurred net losses since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP

New York, New York

July 1, 2014

IRON SANDS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31, 2014	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$2,672	$7,093

Total Current Assets	2,672	7,093

TOTAL ASSETS	$2,672	$7,093
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,213	$8,092
Loans payable - related parties	47,735	54,260
Note payable - related party	36,646	21,500

Total Current Liabilities	90,594	83,852

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:

Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	-	(25,000)
Deficit accumulated during the development stage	(112,922)	(76,759)

Total Stockholder's Deficiency	(87,922)	(76,759)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$2,672	$7,093

See accompanying notes to the financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For The Year Ended March 31, 2014	For The Year Ended March 31, 2013	Cumulative Period From January 18, 2011 (Inception) to March 31, 2014

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	34,486	37,323	110,748

(LOSS) BEFORE OTHER EXPENSES	(34,486)	(37,323)	(110,748)

INTEREST EXPENSE	1,677	497	2,174

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(36,163)	(37,820)	(112,922)

BENEFIT FROM INCOME TAXES	-	-	-

NET (LOSS)	$(36,163)	$(37,820)	$(112,922)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO MARCH 31, 2014

							Deficit Accumulated
					Additional		During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency

Balance at January 18, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock subscription	-	-	5,000,000	500	24,500	(25,000)	-	-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Net (loss)	-	-	-	-	-	-	(30,204)	(30,204)

Balance at March 31, 2012	-	-	5,000,000	500	24,500	(25,000)	(38,939)	(38,939)

Net (loss)	-	-	-	-	-	-	(37,820)	(37,820)

Balance at March 31, 2013	-	-	5,000,000	500	24,500	(25,000)	(76,759)	(76,759)

Common stock subscription proceeds	-	-	-	-	-	25,000	-	25,000

Net (loss)	-	-	-	-	-	-	(36,163)	(36,163)

Balance at March 31, 2014	-	$-	5,000,000	$500	$24,500	$-	$(112,922)	$(87,922)

See accompanying notes to the financial statements.

IRON SANDS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For The Year Ended March 31, 2014	For The Year Ended March 31, 2013	Cumulative Period From January 18, 2011 (Inception) to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(36,163)	$(37,820)	$(112,922)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses	(1,879)	8,092	6,213

NET CASH USED IN OPERATING ACTIVITIES	(38,042)	(29,728)	(106,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans payable - related parties	(6,525)	20,000	47,735
Proceeds from note payable - related party	15,146	16,500	36,646
Proceeds from the issuance of common stock	25,000	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,621	36,500	109,381

NET (DECREASE) INCREASE IN CASH	(4,421)	6,772	2,672

CASH, BEGINNING OF PERIOD	7,093	321	-

CASH, END OF PERIOD	$2,672	$7,093	$2,672

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

Note 2 -          Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statments and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2 -          Income Taxes (cont.)

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Note 3 -          Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $113,000, and has negative working capital of approximately $88,000 at March 31, 2014, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -          Income Taxes

As of March 31, 2014, the Company has net operating loss carryforwards of approximately $113,000 to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Year Ended March 31, 2014	For The Year Ended March 31, 2013	Cumulative From January 18, 2011 (Inception) to March 31, 2014
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	12,000	13,000	38,000
Valuation allowance	(12,000)	(13,000)	(38,000)
Total	$-	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Year Ended March 31, 2014	For The Year Ended March 31, 2013	Cumulative From January 18, 2011 (Inception) to March 31, 2014
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 5 -          Common Stock

On January 18, 2011, the Company authorized one hundred million (100,000,000) shares of common stock, $0.0001 par value. On January 18, 2011, the Company received a subscription for five million (5,000,000) shares of common stock for $25,000 from the former President of the Company. (See note 7.)

Note 6 -          Preferred Stock

The Company is authorized to issue (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company. The Company has yet to issue any of its preferred stock.

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

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC ("NLBDIT Services"), a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000. As of March 31, 2014, the Company received payment of $25,000 for the common stock subscription.

During the year ended March 31, 2012, the Company received a $6,525 loan from Putnam Hills Corp., whose sole stockholder was NLBDIT Services. As of March 31, 2014, the loan was repaid.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2014, the outstanding balance of $36,646 is reported as note payable - related party. The lender agreed to forego all accrued and unpaid interest through August 20, 2012. At March 31, 2014, $2,174 of accrued interest related to this loan is included in accounts payable and accrued expenses. Subsequent to March 31, 2014, the Company borrowed an additional $8,000.

IRON SANDS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -          Related Party Transactions (cont’d.)

During the years ended March 31, 2014 and 2013, the Company incurred costs of $10,000, for each year, for accounting serviced provided by an entity owned by the President of the Company.  Unpaid fees related to these services of $-0- and $5,000 were included in accounts payable and accrued expenses as of March 31, 2014 and 2013, respectively.

Note 8 -          Subsequent Events

On May 29, 2014, pursuant to the terms and conditions of a Securities Purchase Agreement, NLBDIT Services agreed to sell 5,000,000 shares of the Company’s common stock, representing 100% of the issued and outstanding common stock of the Company to a third party for an amount equal to the sum of the total amount of all expenses, incurred or to be incurred by the Company and advanced to the Company by NLBDIT Services or related parties, beginning as of January 1, 2014 through the date of closing. The closing of the transaction is conditioned upon the delivery of a resignation letter executed by Samir Masri pursuant to which Mr. Masri shall resign as the sole officer and director of the Company resulting in change in control of the Company.

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

As of March 31, 2014, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s director and executive officer:

Name	Age	Position

Samir N. Masri	69	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

(c)  Family Relationships.

None.

(d)   Involvement in Certain Legal Proceedings.

To the best of our knowledge, our sole officer and director has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors for the fiscal years ended March 31, 2014 and 2013 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total
Samir N. Masri (1) Chief Executive Officer, President, Chief Financial Officer,	2014	None	None	None	None	None	None
Secretary and Director	2013	None	None	None	None	None	None

(1)	Samir N. Masri has served as Chief Executive Officer, President, Secretary and a director of the Company since May 26, 2011 and was appointed to serve as Chief Financial Officer on October 19, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth certain information as of the date of this filing, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
NLBDIT 2010 Services, LLC c/o Sunrise Securities Corp 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000		100%

The Nathan Low 2008 Irrevocable Trust c/o Sunrise Securities Corp. 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000	(1)	100%

Nathan A. Low c/o Sunrise Securities Corp. 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000	(2)	100%

Directors and Executive Officers
Samir N. Masri (3)(4) 175 Great Neck Rd Suite 403 Great Neck, NY 11021	0		0%

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
(4)
Does not include the 5,000,000 shares owned of record by NLBDIT Services.  Samir Masri is the Managing Member of NLBDIT Services, but does not having any voting or dispositive power over the shares of Common Stock owned of record by NLBDIT Services.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company currently uses the office space and equipment of its management at no cost.

Following the Company’s inception, the Company engaged Samir Masri CPA Firm P.C. to provide accounting services to the Company.  Samir Masri, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and director, is the founder and President of Samir Masri CPA Firm P.C.  The Company has agreed to pay Samir Masri CPA Firm P.C. for services rendered in connection with the preparation of the financial statements for the Company’s periodic reports in an aggregate amount equal to $10,000 for the year.  There are no written agreements in connection with this arrangement.

For the period January 18, 2011 (Inception) to March 31, 2012, professional fees of $13,735 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). Since inception, SFG advanced the Company  an additional $34,000 for professional fees. The President of SFG was the Company’s former President and sole stockholder. The outstanding balance of $47,735 for professional fees paid by SFG and amounts advanced to the Company are reported as loans payable – related parties. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company.  At March 31, 2014, the outstanding balance is $36,646.  The lender agreed to forego all accrued and unpaid interest through August 20, 2012.  At March 31, 2014, $2,174 of accrued interest related to this loan.  Subsequent to March 31, 2014, the Company borrowed an additional $8,000.

On May 29, 2014, pursuant to the terms and conditions of a Securities Purchase Agreement (the “Purchase Agreement”), NLBDIT Services agreed to sell 5,000,000 shares of the Company’s common stock, representing 100% of the issued and outstanding common stock of the Company to a third party for an amount equal to the sum of the total amount of all expenses, incurred or to be incurred by the Company (the “Purchase Price”) and advanced to the Company by NLBDIT Services or related parties , beginning as of January 1, 2014 through the date of closing. The closing of the transaction is conditioned upon the delivery of a resignation letter executed by Samir Masri pursuant to which Mr. Masri shall resign as the sole officer and director of the Company resulting in change in control of the Company.

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

Item 14.  Principal Accounting Fees and Services.

Raich Ende Malter & Co. LLP is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $12,000 and $10,000 for the fiscal years ended March 31, 2014 and 2013, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2014 and 2013.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2014 and 2013.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal years ended March 31, 2014 and 2013.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 9 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

4.1*	Promissory Note issued by the Company to NLBDIT 2010 Enterprises LLC, dated June 3, 2011

10.1*	Common Stock Purchase Agreement by and between the Company and NLBDIT 2010 Services, LLC, dated May 26, 2011

14.1**	Code of Ethics

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Form 10-K, as filed with the SEC on July 17, 2012, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON SANDS CORP.

Dated: July 1, 2014	By:	/s/ Samir N. Masri
Samir N. Masri
President, Chief Financial Officer, Secretary and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Samir N. Masri	Chief Executive Officer, Chief Financial Officer,	July 1, 2014
Samir N. Masri	President, Secretary and Director
(Principal Executive Officer and
Principal Financial Officer)