Form 10-Q
period 2014-12-31
Iron Sands Corp.
filed 2015-02-17
CIK 1527727

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54477

Iron Sands Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-2258702
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

c/o Samir Masri CPA Firm P.C.

175 Great Neck Road, Suite 403

Great Neck, NY 11021

(Address of principal executive offices) (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 17, 2015.

IRON SANDS CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IRON SANDS CORP.
CONDENSED BALANCE SHEETS

	(Unaudited)
	December 31, 2014	March 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$3,338	$2,672

Total Current Assets	3,338	2,672

TOTAL ASSETS	$3,338	$2,672

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,280	$6,213
Loan payable - related party	47,735	47,735
Note payable - related party	66,796	36,646

Total Current Liabilities	122,811	90,594

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares subscribed	500	500
Additional paid-in capital	24,500	24,500
Accumulated deficit	(144,473)	(112,922)

Total Stockholder's Deficiency	(119,473)	(87,922)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$3,338	$2,672

See accompanying notes to the condensed financial statements.

IRON SANDS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	7,956	7,103	29,336	26,357

(LOSS) BEFORE OTHER EXPENSES	(7,956)	(7,103)	(29,336)	(26,357)

INTEREST EXPENSE	939	533	2,215	1,154

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(8,895)	(7,636)	(31,551)	(27,511)

BENEFIT FROM INCOME TAXES	-	-	-	-

NET (LOSS)	$(8,895)	$(7,636)	$(31,551)	$(27,511)

BASIC AND DILUTED LOSS PER SHARE	$-	$	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the condensed financial statements.

IRON SANDS CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(31,551)	$(27,511)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses	2,067	(4,941)

NET CASH USED IN OPERATING ACTIVITIES	(29,484)	(32,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable – related parties	-	(6,525)
Proceeds from note payable - related party	30,150	32,146

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,150	25,621

NET INCREASE (DECREASE) IN CASH	666	(6,831)

CASH, BEGINNING OF PERIOD	2,672	7,093

CASH, END OF PERIOD	$3,338	$262

See accompanying notes to the condensed financial statements.

IRON SANDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -         Organization and Business

Business Activity

Iron Sands Corp. ("the Company") was incorporated in the State of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being an SEC reporting company. The Company’s principal business objective over the next twelve months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

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

IRON SANDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 -          Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $144,000, and has negative working capital of approximately $119,000 at December 31, 2014, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -         Income Taxes

As of December 31, 2014, the Company has net operating loss carryforwards of approximately $144,000 to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Nine Months Ended December 31, 2014	For The Nine Months Ended December 31, 2013
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	11,000	9,000
Valuation allowance	(11,000)	(9,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Nine Months Ended December 31, 2014	For The Nine Months Ended December 31, 2013
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

IRON SANDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NLBDIT 2010 Services, LLC a company controlled by the former President, is the Company’s sole stockholder.

Loan payable – related party consists of amounts advanced to the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG was the Company’s former President. As of December 31, 2014, the balance $47,735 is unsecured, non-interest bearing and has no stipulated repayment terms.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President of the Company. The Note allows for advances to be made to the Company through the maturity date. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At December 31, 2014, the outstanding balance of $66,796 is reported as note payable - related party. At December 31, 2014, $4,389 of accrued interest related to this loan is reported as accounts payable and accrued expenses. Subsequent to December 31, 2014, the Company received an additional $6,000.

On May 29, 2014, pursuant to the terms and conditions of a Securities Purchase Agreement, NLBDIT 2010 Services, LLC agreed to sell 5,000,000 shares of the Company’s common stock, representing 100% of the issued and outstanding common stock of the Company to a third party for an amount equal to the sum of the total amount of all expenses, incurred or to be incurred by the Company, beginning January 1, 2014 through the date of closing. The closing of the transaction is conditioned upon several factors, including the delivery of a resignation letter executed by the current President of the Company who shall resign as the sole officer and director of the Company and the appointment of new officers and directors, resulting in a change in control of the Company.

For the nine months ended December 31, 2014 and 2013, the Company incurred costs of $7,500, for the periods then ended, for accounting services provided by an entity owned by the President of the Company.

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

Description of Business

The Company was incorporated in the State of Delaware on January 18, 2011 and maintains its principal executive office at c/o Samir Masri CPA Firm P.C., 175 Great Neck Road, Suite 403, Great Neck, NY 11021. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Sale (as defined below). In the event the Company does not consummate the transactions contemplated by the Sale, the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)   filing Exchange Act reports, and

(ii)  investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $3,338 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. While the Company is not a party to any definitive agreements, on May 29, 2014, the Company’s sole shareholder entered into an agreement to sell 100% of the Company’s issued and outstanding Common Stock to a third party (the “Sale”), in exchange for an amount that is equal to the sum of the total amount of all expenses, incurred or to be incurred by the Company beginning January 1, 2014 until the closing of the Sale. The closing of the transaction by our sole shareholder will result in a change in control of the Company.   Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2014, the Company had assets equal to $3,338, comprised exclusively of cash. This compares with assets equal to $2,672 as of March 31, 2014, comprised exclusively of cash. The Company’s current liabilities as of December 31, 2014 totaled $122,811 comprised of amounts due to related parties and accounts payable and accrued expenses. This compares to the Company’s current liabilities as of March 31, 2014 of $90,594, comprised of accounts payable, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Net Cash Used in Operating Activities	$(29,484)	$(32,452)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$30,150	$25,621
Net Increase (Decrease) in Cash	$666	$(6,831)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through December 31, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended December 31, 2014, the Company had a net loss of $8,895 and $31,551, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the three and nine months ended December 31, 2013, the Company had a net loss of $7,636 and $27,511, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iron Sands Corp.

Dated: February 17, 2015	By:	/s/ Samir N. Masri
Samir N. Masri
President, Secretary, Chief Executive Officer,
Chief Financial Officer and Director
Principal Executive Officer
Principal Financial Officer

