Form 10-K
period 2015-03-31
Iron Sands Corp.
filed 2015-07-14
CIK 1527727

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

As of September 30, 2014, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of July 14, 2015, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. While the Company is not a party to any definitive agreements, on May 29, 2014, the Company’s sole shareholder entered into an agreement to sell 100% of the Company’s issued and outstanding Common Stock (the “Shares”) to a third party (the “Sale”), in exchange for an amount that is equal to the sum of the total amount of all expenses, incurred or to be incurred by the Company beginning January 1, 2014 until the closing of the Sale. Nathan Low, a principal of our sole stockholder, owns a 27.06% interest of the third party through a related entity. Subsequent to the period covered by this report, the parties agreed to amend the terms of the Sale so that the Shares will be sold for an aggregate amount to be determined by the parties plus all costs and expenses incurred by the Company since January 1, 2015 in connection with the filing of the Form 10-K for the fiscal year ended March 31, 2015. The terms and conditions of the Sale will be subject to a definitive agreement so the transaction remains subject to change. The closing of the transaction by our sole shareholder will result in a change in control of the Company. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company.  As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company; however, as described above, the Company’s sole shareholder has entered into an agreement to transfer 100% of the Company’s issued and outstanding Common Stock to a third party, of which the closing will result in a change in control of the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Item 1A. Risk Factors.

As a “smaller reporting company,” the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company,” the Company is not required to provide this information.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $2,907 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. While the Company is not a party to any definitive agreements, on May 29, 2014, the Company’s sole shareholder entered into an agreement to sell 100% of the Company’s issued and outstanding Common Stock (the “Shares”) to a third party (the “Sale”), in exchange for an amount that is equal to the sum of the total amount of all expenses, incurred or to be incurred by the Company beginning January 1, 2014 until the closing of the Sale. Nathan Low, a principal of our sole stockholder, owns a 27.06% interest of the third party through a related entity. Subsequent to the period covered by this report, the parties agreed to amend the terms of the Sale so that the Shares will be sold for an aggregate amount to be determined by the parties plus all costs and expenses incurred by the Company since January 1, 2015 in connection with the filing of the Form 10-K for the fiscal year ended March 31, 2015. The terms and conditions of the Sale will be subject to a definitive agreement so the transaction remains subject to change. The closing of the transaction by our sole shareholder will result in a change in control of the Company. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2015, the Company had assets equal to $2,907 comprised exclusively of cash.  This compares with assets equal to $2,672 as of March 31, 2014, comprised exclusively of cash.  As of March 31, 2015, the Company had total current liabilities equal to $132,023, comprised of accounts payable and accrued expenses, and a loan and note payable each to a related party. This compares to the Company’s total current liabilities of $90,594 as of March 31, 2014, comprised of accounts payable and accrued expenses, and a loan and note payable each to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014
Net Cash (Used in) Operating Activities	$(35,915)	$(38,042)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$36,150	$33,621
Net Increase (Decrease) in Cash and Cash Equivalents	$235	$(4,421)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception) to March 31, 2015.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2015, the Company had a net loss of $41,194, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

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

IRON SANDS CORP.

FINANCIAL STATEMENTS

March 31, 2015

INDEX TO FINANCIAL STATEMENTS

Page (s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of March 31, 2015 and 2014	F-3

Statements of Operations for the Years Ended March 31, 2015 and 2014	F-4

Statements of Changes in Stockholder’s Deficiency for the Years ended March 31, 2015 and 2014	F-5

Statements of Cash Flows for the Years Ended March 31, 2015 and 2014	F-6

Notes to Financial Statements	F-7 - F-11

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Iron Sands Corp.

Great Neck, NY

We have audited the accompanying balance sheets of Iron Sands Corp. (the “Company”) as of March 31, 2015 and 2014 and the related statements of operations, changes in stockholder’s deficiency, and cash flows for each of the years in the two-year period ended March 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Sands Corp. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has incurred net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York

July 14, 2015

F-2

IRON SANDS CORP.
BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$2,907	$2,672

Total Current Assets	2,907	2,672

TOTAL ASSETS	$2,907	$2,672

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,492	$6,213
Loan payable - related party	47,735	47,735
Note payable - related party	72,796	36,646

Total Current Liabilities	132,023	90,594

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares subscribed	500	500
Additional paid-in capital	24,500	24,500
Accumulated deficit	(154,116)	(112,922)
Total Stockholder's Deficiency	(129,116)	(87,922)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$2,907	$2,672

See accompanying notes to the financial statements.

F-3

IRON SANDS CORP.
STATEMENTS OF OPERATIONS

	For The Year Ended	For The Year Ended
	March 31, 2015	March 31, 2014

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	37,936	34,486

OTHER EXPENSE:
INTEREST EXPENSE	3,258	1,677

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(41,194)	(36,163)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	$(41,194)	$(36,163)

BASIC AND DILUTED LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

F-4

IRON SANDS CORP.
STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIENCY
FOR THE YEARS ENDED MARCH 31, 2015 AND MARCH 31, 2014

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficiency

Balance at April 1, 2013	-	$-	5,000,000	$500	$24,500	$(25,000)	$(76,759)	$(76,759)

Common stock subscription proceeds	-	-	-	-	-	25,000	-	25,000

Net (loss)	-	-	-	-	-	-	(36,163)	(36,163)

Balance at March 31, 2014	-	-	5,000,000	500	24,500	-	(112,922)	(87,922)

Net (loss)	-	-	-	-	-	-	(41,194)	(41,194)

Balance at March 31, 2015	-	$-	5,000,000	$500	$24,500	$-	$(154,116)	$(129,116)

See accompanying notes to the financial statements.

F-5

IRON SANDS CORP.
STATEMENTS OF CASH FLOWS

	For The Year Ended	For The Year Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(41,194)	$(36,163)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses	5,279	(1,879)

NET CASH USED IN OPERATING ACTIVITIES	(35,915)	(38,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable - related parties	-	(6,525)
Proceeds from note payable - related party	36,150	15,146
Proceeds from the issuance of common stock	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,150	33,621

NET INCREASE (DECREASE) IN CASH	235	(4,421)

CASH, BEGINNING OF PERIOD	2,672	7,093

CASH, END OF PERIOD	$2,907	$2,672

See accompanying notes to the financial statements.

F-6

IRON SANDS CORP.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

F-7

IRON SANDS CORP.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any common shares outstanding or potentially dilutive instruments for the periods presented.

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

F-8

IRON SANDS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 -	Summary of Significant Accounting Policies (cont’d.)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 to eliminate certain financial reporting requirements. In accordance with that pronouncement we have elected to adopt the elimination of certain financial reporting requirements including the presentation of inception-to-date information in the statements of operations, cash flows, and changes in stockholder's deficiency and labeling the financial statements as those of a development stage entity.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 -	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $154,000, and has negative working capital of approximately $129,000 at March 31, 2015, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of March 31, 2015, the Company has net operating loss carryforwards of approximately $154,000 to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

F-9

IRON SANDS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The benefit from income taxes consists of the following:

	For The Year Ended March 31, 2015	For The Year Ended March 31, 2014
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	14,000	12,000
Valuation allowance	(14,000)	(12,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Year Ended March 31, 2015	For The Year Ended March 31, 2014
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

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

F-10

IRON SANDS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 -	Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

On May 26, 2011, NLBDIT 2010 Services, LLC (“NLBDIT Services”), a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000. As of March 31, 2014, the Company received payment of $25,000 for the common stock subscription.

During the year ended March 31, 2012, the Company received a $6,525 loan from Putnam Hills Corp., whose sole stockholder was NLBDIT Services. As of March 31, 2014, the loan was repaid.

Loan payable – related party consists of amounts advanced to the Company by Sunrise Financial Group Inc. (“SFG”) the President of SFG was the Company’s former President. As of March 31, 2015, the balance $47,735 is unsecured, non-interest bearing and has no stipulated repayment terms.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President of the Company. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2015, the outstanding balance of $72,796 is reported as note payable - related party. At March 31, 2015 and 2014, $5,432 and $2,174 respectively, of accrued interest related to this loan is reported as accounts payable and accrued expenses. Subsequent to March 31, 2015, the Company received an additional $12,000.

On May 29, 2014, pursuant to the terms and conditions of a Securities Purchase Agreement, NLBDIT 2010 Services, LLC agreed to sell 5,000,000 shares of the Company’s common stock, representing 100% of the issued and outstanding common stock of the Company to a third party for an amount equal to the sum of the total amount of all expenses, incurred or to be incurred by the Company, beginning January 1, 2014 through the date of closing and an additional amount to be negotiated by the Company’s sole shareholder and the third party. The closing of the transaction is conditioned upon several factors, including the delivery of a resignation letter executed by Samir Masri, the current President of the Company where Mr. Masri shall resign as the sole officer and director of the Company. A principal of our sole stockholder holds an interest in the third party through a related entity. Subsequent to the period covered by this report, the parties agreed to amend the terms of the sale so that the shares will be sold for an amount to be determined plus all costs and expenses incurred by the Company since January 1, 2015 in connection with the filing of the Form 10-K for the fiscal year ended March 31, 2015. The terms and conditions of the sale will be subject to a definitive agreement so the transaction remains subject to change.

During each of the years ended March 31, 2015 and 2014, the Company incurred costs of $10,000, for accounting services provided by an entity owned by the President of the Company.

F-11

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

As of March 31, 2015, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s director and executive officer:

Name	Age	Position

Samir N. Masri	70	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2015 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors for the fiscal years ended March 31, 2015 and 2014.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total
Samir N. Masri (1) Chief Executive Officer, President, Chief Financial Officer,	2015	None	None	None	None	None	None
Secretary and Director	2014	None	None	None	None	None	None

(1)	Samir N. Masri has served as Chief Executive Officer, President, Secretary and a director of the Company since May 26, 2011 and was appointed to serve as Chief Financial Officer on October 19, 2012.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Since April 1, 2013, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, except as disclosed below.

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

Loan payable – related party consists of amounts advanced to the Company by Sunrise Financial Group Inc. (“SFG”) the President of SFG was the Company’s former President. As of March 31, 2015, the balance $47,735 is unsecured, non-interest bearing and has no stipulated repayment terms.

On May 26, 2011, NLBDIT 2010 Services, LLC (“NLBDIT Services”), a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000. As of March 31, 2014, the Company received payment of $25,000 for the common stock subscription.

During the year ended March 31, 2012, the Company received a $6,525 loan from Putnam Hills Corp., a whose sole stockholder was NLBDIT Services. As of March 31, 2014, the loan was repaid.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company.  At March 31, 2015, the outstanding balance is $72,796.  The lender agreed to forego all accrued and unpaid interest through August 20, 2012.  At March 31, 2015 and 2014, $5,432 and $2,174, respectively, of accrued interest related to this loan.  Subsequent to March 31, 2015, the Company borrowed an additional $12,000.

On May 29, 2014, the Company’s sole shareholder, NLBDIT Services, entered into an agreement to sell 100% of the Company’s issued and outstanding Common Stock (the “Shares”) to a third party (the “Sale”), in exchange for an amount that is equal to the sum of the total amount of all expenses, incurred or to be incurred by the Company beginning January 1, 2014 until the closing of the Sale. Nathan Low, a principal of NLBDIT Services, owns a 27.06% interest of the third party through a related entity. Subsequent to the period covered by this report, the parties agreed to amend the terms of the Sale so that the Shares will be sold for an aggregate amount to be determined by the parties plus all costs and expenses incurred by the Company since January 1, 2015 in connection with the filing of the Form 10-K for the fiscal year ended March 31, 2015. The terms and conditions of the Sale will be subject to a definitive agreement so the transaction remains subject to change. The closing of the Sale is conditioned upon the delivery of a resignation letter executed by Samir Masri pursuant to which Mr. Masri shall resign as the sole officer and director of the Company resulting in a change in control of the Company.

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

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $15,000 and $12,000 for the fiscal years ended March 31, 2015 and 2014, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2015 and 2014.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2015 and 2014.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal years ended March 31, 2015 and 2014.

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

IRON SANDS CORP.

Dated: July 14, 2015	By:	/s/ Samir N. Masri
Samir N. Masri
President, Chief Financial Officer, Secretary and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Samir N. Masri	Chief Executive Officer, Chief Financial Officer,	July 14, 2015
Samir N. Masri	President, Secretary and Director
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

4.1*	Promissory Note issued by the Company to NLBDIT 2010 Enterprises LLC, dated June 3, 2011

10.1*	Common Stock Purchase Agreement by and between the Company and NLBDIT 2010 Services, LLC, dated May 26, 2011

14.1**	Code of Ethics

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Form 10-K, as filed with the SEC on July 17, 2012, and incorporated herein by this reference.

