Form 10-Q
period 2015-09-30
Iron Sands Corp.
filed 2015-11-16
CIK 1527727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-54477

Iron Sands Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2258702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Broadway, Suite 3700, Denver, Colorado 80202

(Address of principal executive offices, including zip code)

(303) 800-9669

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of November 6, 2015 was 5,000,000.

IRON SANDS CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

IRON SANDS CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$520	$2,907
Total current assets	520	2,907

TOTAL ASSETS	$520	$2,907

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Advances from Parent	$7,306	$-
Accounts payable	-	6,060
Accrued interest	-	5,432
Loans payable – related party	-	47,735
Note payable – related party	-	72,796
Total current liabilities	7,306	132,023

Commitments and Contingencies (Note 1)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	176,112	24,500
Accumulated deficit	(183,398)	(154,116)
Total stockholders’ deficit	(6,786)	(129,116)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$520	$2,907

The accompanying notes are an integral part of these condensed financial statements.

IRON SANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,				Six Months Ended September 30,
	2015		2014		2015	2014

Operating expense:
General and administrative		$17,499		$9,275	$27,490		$21,380
Total operating expense		17,499		9,275	27,490		21,380

Loss from operations		(17,499)		(9,275)	(27,490)		(21,380)

Non-operating expense:
Interest expense – related party		700		705	1,792		1,276
Total non-operating expense		700		705	1,792		1,276

Net loss		$(18,199)		$(9,980)	$(29,282)		$(22,656)

Basic and diluted net loss per share	$	(-)	$	(-)	$(0.01)	$	(-)

Weighted average shares outstanding – basic and diluted		5,000,000		5,000,000	5,000,000		5,000,000

 The accompanying notes are an integral part of these condensed financial statements.

IRON SANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(29,282)	$(22,656)
Adjustments used to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(6,060)	(1,834)
Accrued interest – related party	1,794	1,276
Net cash used in operating activities	(33,548)	(23,214)

Cash flows from financing activities:
Advances from Parent	7,306	-
Proceeds from issuance of note payable – related party	12,000	23,150
Repayment of note payable – related party	(17,464)	-
Repurchase of common stock	(20,000)	-
Proceeds from sale of common stock	49,319	-
Net cash provided by financing activities	31,161	23,150

Net decrease in cash	(2,387)	(64)
Cash at beginning of period	2,907	2,672
Cash at end of period	$520	$2,608

Supplemental disclosures of non-cash investing and financing activities
Equity contribution of related party from discharges of note payable – related party and loans payable – related party	$122,293	$-

The accompanying notes are an integral part of these condensed financial statements.

IRON SANDS CORP.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 – GENERAL

Business

Iron Sands Corp. (the “Company”) was incorporated in the state of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating business. The Company’s principal business objective in the near term will be to achieve long-term growth potential through capital formation or a combination with an operating business rather than seeking short-term earnings.

On August 26, the Company was acquired by Badlands NGLs, LLC (“Badlands” or the “Parent”), a company that is engaged in the development of a polymer manufacturing plant in the U.S. See further discussion of the acquisition by Badlands in Note 2 below.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The condensed balance sheet as of March 31, 2015 was derived from the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 (the “2015 Form 10-K”), but does not contain all information required for complete financial statements. The accompanying unaudited condensed financial statements and these notes thereto should be read in conjunction with the 2015 Form 10-K. In the opinion of management, these condensed financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

Except as the context otherwise requires, the terms “Iron Sands,” “we,” “our” or “us” means Iron Sands Corp.

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate the Company’s continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of the Company’s independent registered public accounting firm on the Company’s financial statements as of and for the year ended March 31, 2015, contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern. The “going concern” qualification resulted from, among other things, the Company’s net losses since inception and negative working capital and stockholders’ deficit as of March 31, 2015. As of September 30, 2015, the Company had an accumulated deficit of $183,398, cash of $520 and stockholders’ deficit of $6,786. The Company requires cash from the Parent to fund its ongoing operating expenses and does not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements through the filing date of this report and does not believe they will have a material impact on its future financial statements.

IRON SANDS CORP.

Notes to Condensed Financial Statements (Unaudited)

NOTE 2 – EQUITY AND DEBT TRANSACTIONS

On August 26, 2015, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Badlands, the Company sold 5,000,000 newly issued shares of the Company’s common stock (“Common Stock”) to Badlands in exchange for total cash consideration in the amount of $49,319, resulting in Badlands owning all of the issued and outstanding Common Stock of the Company. Simultaneously with the execution of Purchase Agreement, the Company entered into and consummated a Repurchase Agreement (the “Repurchase Agreement”), with its sole stockholder, NLBDIT 2010 Services, LLC (“NLBDIT Services”), the Company’s sole stockholder and a related party, whereby NLBDIT Services sold and the Company repurchased 5,000,000 shares of Common Stock, which represented all of the issued and outstanding Common Stock of the Company, for an aggregate purchase price of $20,000, which sum was paid to NLBDIT Services by the Company from the proceeds received from the sale of the Common Stock pursuant to the Purchase Agreement. As part of the transactions contemplated by the Purchase Agreement and the Repurchase Agreement, the Company caused the purchase price paid to the Company under the Purchase Agreement plus additional cash on hand to be distributed as follows: (a) $20,000 to NLBDIT Services for payment of the purchase price under the Repurchase Agreement; (b) $11,032 to vendors of the Company for payment of accounts payable outstanding as of August 26, 2015; and (c) $17,464 to NLBDIT Enterprises, LLC (“NLBDIT Enterprises”), a related party, as partial payment on a note payable, dated June 3, 2011, between the Company and NLBDIT Enterprises (the “NLBDIT Enterprises Note”).

Also as part of the transactions contemplated by the Purchase Agreement and the Repurchase Agreement, the debts of the Company were discharged by their respective payees as follows: (a) the balance of principal and interest of $74,558 related to the NLBDIT Enterprises Note, after the payment of $17,464 noted above, and any other past obligations or claims of any kind or nature whatsoever among the Company and NLBDIT Enterprises; and (b) loans in the amount of $47,735 advanced to the Company by Sunrise Financial Group Inc. (“SFG”), a related party (the “SFG Loans”), and any other past obligations or claims of any kind or nature whatsoever among the Company and SFG. As a result of the repurchase of the Common Stock held by NLBDIT Services and the discharge of indebtedness with NLBDIT and SFG being among related parties (as discussed in Note 3), the Company recognized an equity contribution and credited additional paid-in capital in the amount of $122,293 for the extinguishment of the principal and accrued interest of the NLBDIT Services Note and the balance of the non-interest bearing SFG Loans.

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

In conjunction with the Purchase Agreement and Repurchase Agreement, the Company’s sole officer and director (“Former Officer) resigned from the Company effective August 26, 2015. The Former Officer is a Manager of NLBDIT Services and NLBDIT Enterprises and provided accounting and tax services to the Company through August 26, 2015 through an entity that he controls. For the three and six months ended September 30, 2015, the Company incurred costs related to accounting services of $2,500 and $5,000, respectively, provided by the Former Officer’s entity.

The President and controlling stockholder of NLBDIT Services, NLBDIT Enterprises and SPG is a former president of the Company and also owns approximately 27.1% of the outstanding equity of Badlands as of September 30, 2015.

The Company’s current CEO is the President and COO of Badlands.

For the six months ended September 30, 2015, the Parent paid on the Company’s behalf legal fees in the amount of $7,306 associated with various SEC filings made by the Company for this period. As of September 30, 2015, the Company recorded a payable due to the Parent in the amount of $7,306.

Through August 26, 2015, the Company utilized office space and equipment at no cost at the location of the Former Officer’s entity. Also through August 26, 2015, the Company was headquartered at this location. Effective August 27, 2015, the Company is headquartered at the corporate office of the Parent and is utilizing office space, office equipment and certain professional services of the Parent at no cost.

IRON SANDS CORP.

Notes to Condensed Financial Statements (Unaudited)

NOTE 4 – LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted net loss per share is computed in a manner consistent with that of basic net loss per share, while giving effect to all potentially dilutive common shares outstanding during the period. The Company has no potentially dilutive instruments outstanding for any of the periods presented. Accordingly, basic shares equal diluted shares for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, acquisitions, strategic initiatives and business strategies. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business.   We disclaim any intention or obligation to update or revise any forward-looking statements due to new information or other events.

Description of Business

We were incorporated in the State of Delaware on January 18, 2011. Since inception, we have been engaged solely in organizational efforts and obtaining financing.  We were formed as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Effective August 26, 2015, and for cash consideration of $49,319, we sold 5,000,000 shares of Common Stock, representing 100% of the issued and outstanding shares of Common Stock, to Badlands NGLs, LLC (“Badlands” or the “Parent”), a privately-held company engaged in the development of a polymer manufacturing plant in the U.S. See further discussion on this transaction in Note 2 to the unaudited condensed financial statements contained in this report.

Currently, we do not engage in any business activities that provide cash flow and are dependent on Badlands for funding our ongoing operating expenses for accounting, legal and filling fees associated with completing and filing our Exchange Act reports.

Results of Operations

Since inception, we have had no operations and have generated no revenue. For the three and six months ended September 30, 2015 and September 30, 2014, our operating losses for those periods are primarily comprised of general and administrative expenses for legal, accounting, audit and other professional fees associated with our Exchange Act filings.

For the three months ended September 30, 2015 and September 30, 2014, general and administrative expenses were $17,499 and $9,275, respectively, and interest expense was $700 and $705, respectively, for those periods. For the three months ended September 30, 2015, we recognized a net loss of $18,199 compared to a net loss of $9,980 for the three months ended September 30, 2014, primarily due to increased legal fees during the three months ended September 30, 2015 associated with the Purchase Agreement and Repurchase Agreement.

For the six months ended September 30, 2015 and September 30, 2014, general and administrative expenses were $27,490 and $21,380, respectively, and interest expense was $1,792 and $1,276, respectively, for those periods. For the six months ended September 30, 2015, we recognized a net loss of $29,282 compared to a net loss of $22,656 for the six months ended September 30, 2014, primarily due to increased legal fees during the six months ended September 30, 2015 associated with the Purchase Agreement and Repurchase Agreement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our financial statements, as of and for the year ended March 31, 2015, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our net losses since inception and negative working capital and stockholders’ deficit as of March 31, 2015. As of September 30, 2015, we had an accumulated deficit of $183,398, cash of $520 and stockholders’ deficit of $6,786. We require cash from our Parent to fund our ongoing operating expenses and do not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Recent Financing

Subsequent to September 30, 2015, Badlands has provided cash funding to us of $5,000 in the form of unsecured loan advances, which are non-interest bearing. The advances are due upon demand and carry no expiration date.

Cash

Our available cash at September 30, 2015, March 31, 2015 and September 30, 2014 was $520, $2,907 and $2,608, respectively.

Liabilities

As of September 30, 2015 and subsequent to September 30, 2015, we have incurred debt obligations for funding provided by Badlands and we expect to incur additional debt obligations for funding provided by Badlands in the near term.

Cash Flows from Operating Activities

For the six months ended September 30, 2015, net cash used in operations was $33,548. The primary uses of cash from operations were general and administrative expenses, which totaled $27,490, and a reduction in accounts payable of $6,060.

For the six months ended September 30, 2014, net cash used in operating activities was $23,214. The primary uses of cash from operations were general and administrative expenses, which totaled $21,380, and a decrease in accrued expenses of $558.

Cash Flows from Investing Activities

For the six months ended September 30, 2015 and September 30, 2014, we did not generate or expend cash from investing activities.

Cash Flows from Financing Activities

For the six months ended September 30, 2015, we generated $31,161 of cash from financing activities. The primary sources of cash from financing activities were proceeds from the NLBDIT Enterprises Note in the amount of $12,000, advances received from our Parent in the amount of $7,306 and the sale of Common Stock in the amount of $49,319 as part of the Purchase Agreement. The primary uses of cash from financing activities were the partial repayment of the NLBDIT Enterprises Note in the amount of $17,464 as part of the Purchase Agreement and the repurchase of shares from NLBDIT Services, a related party, in the amount of $20,000 as part of the Repurchase Agreement.

For the six months ended September 30, 2014, we generated $23,150 of cash from financing activities from the proceeds from the NLBDIT Enterprises Note.

Anticipated Cash Commitments

In the near term, we expect our cash requirements to be for funding general and administrative expenses associated with legal, accounting, audit and filing fees for our required Exchange Act filings. We believe that our Parent will provide cash to fund these expenses in the near term, although there can be no assurance that funding will be available from Badlands to continue to fund our operating expenses. Subsequent to September 30, 2015, Badlands has provided $5,000 in loan advances to us. If funding ceased to be available from Badlands, it is likely that we would have to cease our Exchange Act filings and cease to operate as a going concern.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our financial statements contained in our 2015 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

On August 26, 2015, pursuant to the Purchase Agreement, we sold 5,000,000 newly issued shares of Common Stock to Badlands in exchange for total cash consideration in the amount of $49,319, and effective as of this date, Badlands’ owned 100% of our issued and outstanding Common Stock, and new management of the Company assumed responsibility for the evaluation, establishment and maintenance of internal control over financial reporting. As of the date of this report, we are evaluating internal control over financial reporting based on the Company’s recent change in ownership and management. Based on our initial evaluation, we are not aware of any material change to the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we entered into and consummated the Repurchase Agreement with NLBDIT 2010 Services, LLC (“NLBDIT Services”), our sole stockholder and a related party, whereby NLBDIT Services sold and we repurchased 5,000,000 shares of Common Stock, which represented all of the issued and outstanding Common Stock of the Company, for an aggregate purchase price of $20,000, which sum was paid to NLBDIT Services by us from the proceeds received from the sale of the Common Stock pursuant to the Purchase Agreement.

The following table represents the shares of Common Stock repurchased by us pursuant to the Repurchase Agreement:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)		(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31, 2015	-	$-		-	-

August 1 to August 31, 2015	5,000,000	$-	(1)	-	-

September 1 to September 30, 2015	-	-		-	-

Total	5,000,000	$-	(1)	-	-

(1)	Less than $0.01 per share

Item 6. Exhibits

EXHIBIT #	DESCRIPTION

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 12, 2011, as amended November 7, 2011 and January 31, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 12, 2011, as amended November 7, 2011 and January 31, 2012)

10.1

Securities Purchase Agreement dated as of August 26, 2015 between the Registrant and Badlands NGLs, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2015)

10.2

Repurchase Agreement dated as of August 26, 2015 between the Registrant and NLBDIT 2010 Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 1, 2015)

31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON SANDS CORP.

By: /s/ Mikhail Y. Gurfinkel
November 16, 2015	Mikhail Y. Gurfinkel
Chief Executive and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)