Form 10-KT
period 2015-12-31
Iron Sands Corp.
filed 2016-02-08
CIK 1527727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KT

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      April 1, 2015  to   December 31, 2015

Commission file number: 000-54477

Iron Sands Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2258702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Broadway, Suite 3700, Denver, Colorado 80202

(Address of principal executive offices, including zip code)

303-800-9669

Registrant's telephone number including, area code

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X] No [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $-0- as there were no non-affiliate holders of common stock and there was no market for the registrant’s common stock, as it is not listed on any market exchange.

As of February 1, 2016, there were outstanding 5,000,000 shares of common stock.

Documents Incorporated by Reference: None

PART I

ITEM 1.	BUSINESS

Forward looking Statements

The information in this transition report on Form 10-KT includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Except as the context otherwise requires, the terms “Iron Sands,” “we,” “our” or “us” means Iron Sands Corp.

Background and History

We were incorporated in the State of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating company. We filed a General Form for Registration of Securities on Form 10 (“Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) on August 12, 2011, and we elected at that time to have March 31 as our fiscal year end. Effective with this report, we have elected to change our fiscal year end from March 31 to December 31, effective December 31, 2015.

We currently conduct no business and are considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. At this time management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a financial transaction with an operating company or raise sufficient capital to commence a business operation. We intend to comply with the periodic reporting requirements of the Exchange Act while we are subject to those requirements.

Recent Development

On August 26, 2015, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Badlands NGLs, LLC (“Badlands” or the “Parent”), an operating company that is engaged in the development of a polymer manufacturing plant in the U.S., we sold 5,000,000 newly issued shares of our common stock (“Common Stock”) to Badlands in exchange for total cash consideration in the amount of $49,319, resulting in Badlands owning all of the issued and outstanding Common Stock. Simultaneously with the execution of the Purchase Agreement, we entered into and consummated a Repurchase Agreement (the “Repurchase Agreement”), with our sole stockholder, NLBDIT 2010 Services, LLC (“NLBDIT Services”), a related party, whereby NLBDIT Services sold and we repurchased 5,000,000 shares of Common Stock, which represented all of the issued and outstanding Common Stock, for an aggregate purchase price of $20,000, which sum was paid to NLBDIT Services by us from the proceeds received from the sale of the Common Stock pursuant to the Purchase Agreement.

Employees

As of December 31, 2015, we did not have any employees. Mikhail Y. Gurfinkel serves as our Chief Executive Officer, Chief Financial Officer, Secretary and our sole director and receives no compensation for his services. Mr. Gurfinkel is the President, Chief Operating Officer and a Manager of our Parent.

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the SEC. Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently do not lease or own any properties. We are provided free of charge office space at the headquarters of our Parent, which also functions as our headquarters. Our address is 1999 Broadway, Suite 3700, Denver, CO 80202.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND Issuer Purchases of Equity SecuritieS

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”).  Our Common Stock is not listed on an exchange and there is no publicly-traded market.  As of February 1, 2016, the sole holder of record of our Common Stock is our Parent.

Dividend Policy

Since inception, we have not declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Development

On August 26, 2015, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Badlands NGLs, LLC (“Badlands” or the “Parent”), an operating company that is engaged in the development of a polymer manufacturing plant in the U.S., we sold 5,000,000 newly issued shares of our common stock (“Common Stock”) to Badlands in exchange for total cash consideration in the amount of $49,319, resulting in Badlands owning all of the issued and outstanding Common Stock. Simultaneously with the execution of the Purchase Agreement, we entered into and consummated a Repurchase Agreement (the “Repurchase Agreement”), with our sole stockholder, NLBDIT 2010 Services, LLC (“NLBDIT Services”), a related party, whereby NLBDIT Services sold and we repurchased 5,000,000 shares of Common Stock, which represented all of the issued and outstanding Common Stock, for an aggregate purchase price of $20,000, which sum was paid to NLBDIT Services by us from the proceeds received from the sale of the Common Stock pursuant to the Purchase Agreement. As part of the transactions contemplated by the Purchase Agreement and the Repurchase Agreement, we caused the purchase price paid to us under the Purchase Agreement plus additional cash on hand to be distributed as follows: (a) $20,000 to NLBDIT Services for payment of the purchase price under the Repurchase Agreement; (b) $11,032 for payment of accounts payable outstanding as of August 26, 2015; and (c) $17,464 to NLBDIT Enterprises, LLC (“NLBDIT Enterprises”), a related party, as partial payment on a note payable, dated June 3, 2011, between the Company and NLBDIT Enterprises (the “NLBDIT Enterprises Note”).

Also as part of the transactions contemplated by the Purchase Agreement and the Repurchase Agreement, the debts of the Company were discharged by their respective payees as follows: (a) the balance of principal and interest of $74,558 related to the NLBDIT Enterprises Note, after the payment of $17,464 noted above, and any other past obligations or claims of any kind or nature whatsoever among us and NLBDIT Enterprises; and (b) loans in the amount of $47,735 advanced to us by Sunrise Financial Group Inc. (“SFG”), a related party (the “SFG Loans”), and any other past obligations or claims of any kind or nature whatsoever among us and SFG. For the nine months ended December 31, 2015, as a result of the Purchase Agreement and the Repurchase Agreement being among related parties, we recognized an equity contribution and credited additional paid-in capital in the amount of $122,293 for the extinguishment of the principal and accrued interest of the NLBDIT Services Note and the balance of the non-interest bearing SFG Loans.

Results of Operations – Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014 (unaudited)

As a result of electing to change our fiscal year end from March 31 to December 31, and in accordance with reporting rules stipulated under the Exchange Act, the following discussion is based on a comparison of operating results for the nine months ended December 31, 2015 (“2015”), which are audited, to operating results for the nine months ended December 31, 2014 (“2014”), which are unaudited.

Since inception, we have had no operations and have generated no revenue. For 2015 and 2014, our operating losses were primarily comprised of general and administrative expenses for legal, accounting, audit and other professional fees associated with our Exchange Act filings.

For 2015 and 2014, general and administrative expenses were $45,145 and $29,336, respectively, and interest expense was $1,792 and $2,215, respectively, for those years. For 2015, we recognized a net loss of $46,937 compared to a net loss of $31,551 for 2014, primarily due to increased legal fees associated with the Purchase Agreement and Repurchase Agreement.

Liquidity and Capital Resources

Our financial statements as presented in Item 15 of this report have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our financial statements, as of and for the nine months ended December 31, 2015, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. As of December 31, 2015, we had an accumulated deficit of $201,053, cash of $3,038 and stockholders’ deficit of $24,441. We require cash from our Parent to fund our ongoing operating expenses and we do not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Cash

Our available cash at December 31, 2015, March 31, 2015 and December 31, 2014 was $3,038, $2,907 and $3,338, respectively.

Cash Flows from Operating Activities

For 2015, net cash used in operations was $49,703. The primary uses of cash from operations were general and administrative expenses, which totaled $45,145, and a decrease in accounts payable of $4,560 due to the timing of payments to vendors.

For 2014, net cash used in operating activities was $29,484. The primary use of cash from operations was general and administrative expenses, which totaled $29,336.

Cash Flows from Investing Activities

For 2015 and 2014, we did not generate or expend cash from investing activities.

Cash Flows from Financing Activities

For 2015, we generated $49,834 of cash from financing activities. The primary sources of cash from financing activities were proceeds from the NLBDIT Enterprises Note in the amount of $12,000, advances received from our Parent in the amount of $25,979 and the sale of Common Stock in the amount of $49,319 as part of the Purchase Agreement. The primary uses of cash from financing activities were the partial repayment of the NLBDIT Enterprises Note in the amount of $17,464 as part of the Purchase Agreement and the repurchase of shares from NLBDIT Services in the amount of $20,000 as part of the Repurchase Agreement.

For 2014, we generated $30,150 of cash from financing activities from the proceeds from the NLBDIT Enterprises Note.

Anticipated Cash Commitments

During the nine months ended December 31, 2015, we received cash funding from related parties, including our Parent, in the aggregate amount of approximately $38,000. Based on our current shell company status, we estimate cash commitments for 2016 to fund legal, accounting and other general and administrative expenses associated with our periodic SEC filings to be in the range of $50,000 to $60,000. This assumes we maintain our shell company status through December 31, 2016. We believe that our Parent will provide cash to fund these expenses in the near term, although there can be no assurance that funding will be available from Badlands to continue to fund our operating expenses. Subsequent to December 31, 2015, Badlands has provided $5,474, in loan advances to us. If funding ceased to be available from Badlands, it is likely that we would have to cease our Exchange Act filings and cease to operate as a going concern.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our financial statements listed in Item 15 of this report.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements or obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Our financial statements are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report, and are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our sole member of management, serving as Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015, and concluded that our disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

Our sole member of management, serving as Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our sole member of management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Director

The following table sets forth the names and ages of each of our directors and executive officers as of February 1, 2016:

Name	Age	Position	Date First Elected or Appointed

Mikhail Y. Gurfinkel	42	Chief Executive Officer, Chief Financial Officer, Secretary and Sole Director	August 26, 2015

The sole director named above serves for a one-year terms until our next annual meeting of stockholders or his earlier resignation or removal. Information concerning our sole director and sole executive officer is set forth below:

Mikhail Y. Gurfinkel has served as our Chief Executive Officer, Chief Financial Officer, Secretary and sole director since August 2015. Since 2013, Mr. Gurfinkel has served as President and a Manager of Badlands NGLs, LLC, our Parent. Prior to this, Mr. Gurfinkel served from 2007 to 2013 as President and General Counsel, Americas Region, of Basic Element Company, a Russian private industrial conglomerate focusing on energy, metals & mining, manufacturing and construction. From 1999 to 2007, he was a corporate attorney at the law firms of Clifford Chance LLP and Hunton & Williams LLP. Through August 2015, Mr. Gurfinkel held director positions on the boards of two companies, Cabo Verde Capital Inc. (OTC: CAPV), a company focused on real estate development in the Republic of Cape Verde, and Bitumen Capital (TSXV: BTM.H), a company seeking to make private equity investments. Mr. Gurfinkel has a B.A. with honors in philosophy and a Juris Doctorate from the University of California, Berkeley. We believe that Mr. Gurfinkel’s current and prior senior executive experience, director experience and securities filing experience give him the qualification and skills to serve as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the SEC. Based solely on a review of the Section 16(a) reports furnished to us during the nine months ended December 31, 2015, we believe that all filings required to be made during nine months year ended December 31, 2015 were timely made.

Code of Ethics

We have a Code of Ethics applicable to all of our officers and directors. Among other things, the Code of Ethics is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely, and understandable disclosures in periodic reports required to be filed by us; and to promote compliance with applicable governmental laws, rules and regulations. The Code of Ethics provides for the prompt internal reporting of violations of the Code of Ethics to an appropriate person identified in the Code of Ethics and contains provisions regarding accountability for adherence to the Code of Ethics.

Board of Directors Committees

Currently, we have a sole stockholder and a sole director, who is an executive officer of our sole stockholder. Accordingly, we do not have a nominating committee, an audit committee or compensation committee, and the relevant functions of these committees are performed by our sole director. Our sole director has determined that he is not an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Samir N. Masri served as our sole executive officer and sole director for the year ended March 31, 2015 and through August 26, 2015. Mr. Masri did not receive compensation in any form for any of these periods for his services rendered as our sole executive officer and director. Mr. Gurfinkel did not receive compensation in any form for his services rendered as our sole executive officer and director for the period from August 26, 2015 through December 31, 2015. For the fiscal year ended March 31, 2015 and the nine months ended December 31, 2015, we did not have any employees, and Mr. Masri and Mr. Gurfinkel served as consultants in their roles as our sole executive officer during these periods.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 1, 2016 by (i) each person known to us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each director and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each stockholder below is 1999 Broadway, Suite 3700, Denver, CO 80202.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)

5% Stockholders:

Badlands NGLs, LLC 1999 Broadway, Suite 3700 Denver, CO 80202	5,000,000 (2)	100.0%

Directors and Named Executive Officers:

Mikhail Y. Gurfinkel	-	-%

All directors and executive officers as a group (1 person)	-	-%

___________________________________

(1)

Applicable percentage of ownership is based on 5,000,000 shares of common stock outstanding on February 1, 2016. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and means that the holder has voting or investment power with respect to the subject securities.

(2)	Includes 5,000,000 shares directly owned.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Parties and Transactions

For the year ended March 31, 2015 and the nine months ended December 31, 2015, we engaged Samir Masri CPA Firm P.C. (the “Masri Firm”) to provide accounting services. Samir Masri is the founder of the Masri Firm and served as our sole executive officer and sole director through August 26, 2015.  For the year ended March 31, 2015 and the nine months ended December 31, 2015, we paid the Masri Firm $10,000 and $5,044, respectively, for services rendered. For the period from August 27, 2015 through December 31, 2015, our Parent, a non-reporting company, provided accounting services, which included the preparation of our periodic reports filed with the SEC. In addition, effective August 26, 2015, Mikhail Y. Gurfinkel, our Parent’s President and COO, was appointed as our sole executive officer and sole director. Neither our Parent nor Mr. Gurfinkel received any payments for services rendered for the nine months ended December 31, 2015. There were no written agreements in connection with any of our arrangements with the Masri Firm, Mr. Gurfinkel or our Parent for the year ended March 31, 2015 or the nine months ended December 31, 2015.

On August 26, 2015, pursuant to the Purchase Agreement with Badlands, we sold 5,000,000 newly issued shares of our common stock (“Common Stock”) to Badlands in exchange for total cash consideration in the amount of $49,319, resulting in Badlands owning all of the issued and outstanding Common Stock. Simultaneously with the execution of Purchase Agreement, we entered into and consummated a Repurchase Agreement (the “Repurchase Agreement”), with our sole stockholder and a related party, NLBDIT 2010 Services, LLC (“NLBDIT Services”), whereby NLBDIT Services sold and we repurchased 5,000,000 shares of Common Stock, which represented all of the issued and outstanding Common Stock for an aggregate purchase price of $20,000, which sum was paid to NLBDIT Services by us from the proceeds received from the sale of the Common Stock pursuant to the Purchase Agreement. As part of the transactions contemplated by the Purchase Agreement and the Repurchase Agreement, we caused the purchase price paid to us under the Purchase Agreement plus additional cash on hand to be distributed as follows: (a) $20,000 to NLBDIT Services for payment of the purchase price under the Repurchase Agreement; (b) $11,032 to vendors of the Company, which included $2,500 owed to the Masri Firm, for payment of accounts payable outstanding as of August 26, 2015; and (c) $17,464 to NLBDIT Enterprises, LLC (“NLBDIT Enterprises”), a related party, as partial payment on a note payable, dated June 3, 2011, between us and NLBDIT Enterprises (the “NLBDIT Enterprises Note”).

In conjunction with the Purchase Agreement and the Repurchase Agreement, and effective August 26, 2015, Mr. Masri resigned as our sole executive officer and sole director and Mr. Gurfinkel was appointed to fill these positions.

The President and controlling stockholder of NLBDIT Services, NLBDIT Enterprises and Sunrise Financial Group Inc. (“SFG”) is a former executive officer of the Company and also owns approximately 27.0% of the outstanding equity of our Parent as of December 31, 2015. As a result, NLBDIT Services, NLBDIT Enterprises and SFG were considered related parties for the year ended March 31, 2015 and the nine months ended December 31, 2015.

As part of the transactions contemplated by the Purchase Agreement and the Repurchase Agreement, our debts were discharged by their respective payees as follows: (a) the balance of principal and interest of $74,558 related to the NLBDIT Enterprises Note, after the payment of $17,464 noted above, and any other past obligations or claims of any kind or nature whatsoever among us and NLBDIT Enterprises; and (b) loans in the amount of $47,735 advanced to us by SFG and any other past obligations or claims of any kind or nature whatsoever among us and SFG.

For the year ended March 31, 2015, NLBDIT Enterprises advanced us cash under the NLBDIT Enterprises Note of $36,150, and as of March 31, 2015, we owed NLBDIT Enterprises $78,228, including $5,432 of accrued interest, and SFG $47,735.

For the nine months ended December 31, 2015, NLBDIT Enterprises advanced us cash under the NLBDIT Enterprises Note of $12,000, and our Parent paid on our behalf legal fees in the amount of $7,306 associated with various SEC filings we made, and advanced us cash of $10,000 to fund ongoing general and administrative expenses. We made no repayments to our Parent through December 31, 2015, and, as of December 31, 2015, we owed $25,979 to our Parent, of which all is payable upon demand by our Parent.

For the year ended March 31, 2015 and the nine months ended December 31, 2015, we used office space and equipment of our management and Parent at no cost.

Director Independence

Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our sole director, Mr. Gurfinkel, would not be considered independent as he also serves as our sole executive officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Raich Ende Malter & Co. LLP (“Raich”) served as our independent registered public accounting firm for the fiscal year ended March 31, 2015 and through October 14, 2015, at which time, we appointed Hein & Associates LLP (“Hein”) as our independent registered public accounting firm. We had no dispute with Raich over our financial statements at the time of their termination. The following table shows the fees for the audit and other services provided by Raich and Hein in the aggregate for the nine months ended December 31, 2015 and by Raich for the fiscal year ended March 31, 2015:

	Nine months ended December 31, 2015	Year ended March 31, 2015

Audit Fees	$19,600	$15,000
Audit-Related Fees	-	-
Tax Fees		-
All Other Fees	-	-
Total	$19,600	$15,000

Audit Fees

This category includes the aggregate fees for professional services for the audit of our annual financial statements for the fiscal year ended March 31, 2015 and the nine months ended December 31, 2015 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during those periods.

Audit-Related Fees

There were no fees for audit-related services during the fiscal year end March 31, 2015 or the nine months ended December 31, 2015.

Tax Fees

This category includes fees for professional services for tax compliance, tax advice and tax planning, and there were no fees for these services for the fiscal year ended March 31, 2015 or the nine months ended December 31, 2015.

Audit Committee Pre-Approval

The Board of Directors, comprised of a sole director, serves as the Audit Committee and reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services. Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Audit Committee or Company management. For the fiscal year ended March 31, 2015 and the nine months ended December 31, 2015, all audit fees were reviewed and approved in advance of such services.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements - See Index to Financial Statements at page F-1 of this Report.

(b) Financial Statement Schedules - Not applicable.

(c) Exhibits

EXHIBIT#	DESCRIPTION

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 12, 2011, as amended November 7, 2011 and January 31, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed on August 12, 2011, as amended November 7, 2011 and January 31, 2012)

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

*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON SANDS CORP.

February 8, 2016	By:	/s/ Mikhail Y. Gurfinkel
Mikhail Y. Gurfinkel
Chief Executive and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 8, 2016	By:	/s/ Mikhail Y. Gurfinkel
Mikhail Y. Gurfinkel
Chief Executive Officer, Chief Financial Officer and Sole Director

Iron Sands Corp.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of December 31, 2015 and March 31, 2015	F-4

Statements of Operations for the Nine Months Ended December 31, 2015, the Year Ended March 31, 2015 and the Nine Months Ended December 31, 2014 (unaudited)	F-5

Statements of Stockholder’s Deficit for the Nine Months Ended December 31, 2015 and the Year Ended March 31, 2015	F-6

Statements of Cash Flows for the Nine Months Ended December 31, 2015, the Year Ended March 31, 2015 and the Nine Months Ended December 31, 2014 (unaudited)	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Iron Sands Corp.

Denver, Colorado

We have audited the accompanying balance sheet of Iron Sands Corp. as of December 31, 2015, and the related statements of operations, stockholder’s deficit, and cash flows for the nine months ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Sands Corp. as of December 31, 2015, and the results of its operations and its cash flows for the nine months ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado

February 8, 2016

To the Board of Directors and Stockholder of

Iron Sands Corp.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and has incurred net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York

July 14, 2015

IRON SANDS CORP.

BALANCE SHEETS

	December 31,	March 31,
	2015	2015
ASSETS

Current assets:
Cash	$3,038	$2,907
Total current assets	3,038	2,907

TOTAL ASSETS	$3,038	$2,907

LIABILITIES & STOCKHOLDER’S DEFICIT

Current liabilities:
Advances from Parent	$25,979	$-
Accounts payable	1,500	6,060
Accrued interest	-	5,432
Loans payable – related party	-	47,735
Note payable – related party	-	72,796
Total current liabilities	27,479	132,023

Commitments and Contingencies (Note 1)	-	-

Stockholder’s deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	176,112	24,500
Accumulated deficit	(201,053)	(154,116)
Total stockholder’s deficit	(24,441)	(129,116)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$3,038	$2,907

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.

STATEMENTS OF OPERATIONS

	Nine months ended December 31, 2015	Year ended March 31, 2015	Nine months ended December 31, 2014
			(Unaudited)

Operating expense
General and administrative	$45,145	$37,936	$29,336
Total operating expense	45,145	37,936	29,336

Loss from operations	(45,145)	(37,936)	(29,336)

Non-operating expense
Interest expense – related party	(1,792)	(3,258)	(2,215)
Total non-operating expense	(1,792)	(3,258)	(2,215)

Net loss	$(46,937)	$(41,194)	$(31,551)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.

STATEMENTS OF STOCKHOLDER’S DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balances at April 1, 2014	-	$-	5,000,000	$500	-	$-	$24,500	$(112,922)	$(87,922)

Net loss	-	-	-	-	-	-	-	(41,194)	(41,194)

Balances at March 31, 2015	-	-	5,000,000	500	-	-	24,500	(154,116)	(129,116)

Repurchase of common stock from NLBDIT Services, a related party	-	-	(5,000,000)	(500)	5,000,000	(19,500)	-	-	(20,000)

Issuance of common stock to Badlands, a related party	-	-	5,000,000	500	(5,000,000)	19,500	29,319	-	49,319

Equity contribution of related party from discharges of note and loans payable – related parties	-	-	-	-	-	-	122,293	-	122,293

Net loss	-	-	-	-	-	-	-	(46,937)	(46,937)

Balances at December 31, 2015	-	$-	5,000,000	$500	-	$-	$176,112	$(201,053)	$(24,441)

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.

STATEMENTS OF CASH FLOWS

	Nine months ended December 31, 2015	Year ended March 31, 2015	Nine months ended December 31, 2014
			(Unaudited)
Cash flows from operating activities:
Net loss	$(46,937)	$(41,194)	$(31,551)
Adjustments used to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(4,560)	2,021	(148)
Accrued interest – related party	1,794	3,258	2,215
Net cash used in operating activities	(49,703)	(35,915)	(29,484)

Cash flows from financing activities
Advances from Parent	25,979	-	-
Proceeds from issuance of note payable – related party	12,000	36,150	30,150
Repayment of note payable – related party	(17,464)	-	-
Repurchase of common stock	(20,000)	-	-
Proceeds from sale of common stock	49,319	-	-
Net cash provided by financing activities	49,834	36,150	30,150

Net increase in cash	131	235	666
Cash at beginning of year	2,907	2,672	2,672
Cash at end of year	$3,038	$2,907	$3,338

Supplemental disclosures of non-cash investing and financing activities
Equity contribution of related party from discharges of note and loans payable – related parties	$122,293	$-	$-

IRON SANDS CORP.

Notes to Financial Statements

NOTE 1 - GENERAL

Business

Iron Sands Corp. (the “Company”) was incorporated in the state of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating business. The Company’s principal business objective in the near term will be to achieve long-term growth potential through capital formation or a combination with an operating business rather than seeking short-term earnings.

On August 26, 2015, the Company was acquired by Badlands NGLs, LLC (“Badlands” or the “Parent”), a company that is engaged in the development of a polymer manufacturing plant in the U.S. See further discussion of the acquisition by Badlands in Note 3 below.

Except as the context otherwise requires, the terms “Iron Sands,” “we,” “our” or “us” means Iron Sands Corp.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the Company’s continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. As of December 31, 2015, the Company had an accumulated deficit of $201,053, cash of $3,038, negative working capital of $24,441 and stockholder’s deficit of $24,441. The Company requires cash from its Parent to fund its ongoing operating expenses and does not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern. The Company expects to continue to receive cash funding from its Parent to fund its operations in the near term, however, there can be no assurance that funding from its Parent will be available.

Subsequent to December 31, 2015, Badlands has provided $5,474 in loan advances to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Accounts Receivable

The Company has not recognized any revenue since inception and had no accounts receivable balances as of December 31, 2015 or March 31, 2015.

Use of Estimates

The financial statements are prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates and assumptions. Actual financial results may differ from these estimates under different assumptions or conditions.

Earnings (Loss) per Share

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

IRON SANDS CORP.

Notes to Financial Statements

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent that it is more likely than not that a deferred tax asset will not be realized.

US GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statements of operations or on the balance sheet. See further discussion and disclosures in Note 5, “Income Taxes.”

Reclassifications

Certain reclassifications have been made in the financial statements as of and for the year ended March 31, 2015 to conform to the presentation as of and for the nine months ended December 31, 2015.

Recently Issued Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements through the filing date of these financial statements in its Transition Report on Form 10-KT for the nine months ended December 31, 2015 and does not believe they will have a material impact on its future financial statements.

NOTE 3 – EQUITY AND DEBT TRANSACTIONS

On August 26, 2015, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Badlands, the Company sold 5,000,000 newly issued shares of the Company’s common stock (“Common Stock”) to Badlands in exchange for total cash consideration in the amount of $49,319, resulting in Badlands owning all of the issued and outstanding Common Stock of the Company. Simultaneously with the execution of Purchase Agreement, the Company entered into and consummated a Repurchase Agreement (the “Repurchase Agreement”), with its sole stockholder and a related party, NLBDIT 2010 Services, LLC (“NLBDIT Services”), whereby NLBDIT Services sold and the Company repurchased 5,000,000 shares of Common Stock, which represented all of the issued and outstanding Common Stock of the Company, for an aggregate purchase price of $20,000, which sum was paid to NLBDIT Services by the Company from the proceeds received from the sale of the Common Stock pursuant to the Purchase Agreement. As part of the transactions contemplated by the Purchase Agreement and the Repurchase Agreement, the Company caused the purchase price paid to the Company under the Purchase Agreement plus additional cash on hand to be distributed as follows: (a) $20,000 to NLBDIT Services for payment of the purchase price under the Repurchase Agreement; (b) $11,032 to vendors of the Company for payment of accounts payable outstanding as of August 26, 2015; and (c) $17,464 to NLBDIT Enterprises, LLC (“NLBDIT Enterprises”), a related party, as partial payment on a note payable, dated June 3, 2011, between the Company and NLBDIT Enterprises (the “NLBDIT Enterprises Note”).

Also as part of the transactions contemplated by the Purchase Agreement and the Repurchase Agreement, the debts of the Company were discharged by their respective payees as follows: (a) the balance of principal and interest of $74,558 related to the NLBDIT Enterprises Note, after the payment of $17,464 noted above, and any other past obligations or claims of any kind or nature whatsoever among the Company and NLBDIT Enterprises; and (b) loans in the amount of $47,735 advanced to the Company by Sunrise Financial Group Inc. (“SFG”), a related party (the “SFG Loans”), and any other past obligations or claims of any kind or nature whatsoever among the Company and SFG. For the nine months ended December 31, 2015, as a result of the Purchase Agreement and the Repurchase Agreement being among related parties (as discussed in Note 4), the Company recognized an equity contribution and credited additional paid-in capital in the amount of $122,293 for the extinguishment of the principal and accrued interest of the NLBDIT Services Note and the balance of the non-interest bearing SFG Loans.

IRON SANDS CORP.

Notes to Financial Statements

NOTE 4 – OTHER RELATED PARTY TRANSACTIONS

In conjunction with the Purchase Agreement and Repurchase Agreement, the Company’s sole officer and director (“Former Officer”) resigned from the Company effective August 26, 2015. The Former Officer is a Manager of NLBDIT Services and NLBDIT Enterprises and provided accounting and tax services to the Company through August 26, 2015 through an entity that he controls. For the nine months ended December 31, 2015 and the year ended March 31, 2015, the Company incurred costs related to accounting services of $5,044 and $10,000, respectively, provided by the Former Officer’s entity.

The President and controlling stockholder of NLBDIT Services, NLBDIT Enterprises and SPG is a former officer of the Company and also owns approximately 27.0% of the outstanding equity of Badlands as of December 31, 2015.

The Company’s current CEO is the President and COO of the Company’s Parent. The current CEO receives no compensation for his services rendered, which are minimal, to the Company.

For the nine months ended December 31, 2015, the Parent paid on the Company’s behalf legal fees in the amount of $15,979 associated with various SEC filings made by the Company for the year and advanced cash to the Company in the amount of $10,000. The Company made no repayments to the Parent for any of advances made during the nine months ended December 31, 2015, and all advances are payable upon demand by the Parent.

Through August 26, 2015, the Company utilized office space and equipment at no cost at the location of the Former Officer’s entity. Also through August 26, 2015, the Company was headquartered at this location. Currently, the Company is headquartered at the corporate office of the Parent and, for the period from August 27, 2015 through December 31, 2015 is utilizing office space, office equipment and certain professional services of the Parent at no cost.

NOTE 5 – INCOME TAXES

As of December 31, 2015, the Company had a net operating loss carryforward available to offset future federal income tax of approximately $22,000. This carryforward expires as of the fiscal year ended December 31, 2035. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating loss carryforwards incurred prior to a cumulative ownership change of more than 50% over a three-year period may be limited or not allowable. The Company carries a deferred tax valuation allowance equal to 100% of its total deferred asset. In recording this allowance, the Company has considered a number of factors, but chiefly, its sustained operating losses from inception. The Company has concluded that a valuation allowance is required for 100% of the total deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

IRON SANDS CORP.

Notes to Financial Statements

The deferred tax asset, which was classified as long-term, was comprised of the following:

	December 31,	March 31,
	2015	2015

Net operating loss carryforwards	$8,000	$52,000

Valuation allowance	(8,000)	(52,000)

Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% as follows:

	Nine months ended	Year ended
	December 31,	March 31,
	2015	2015

Income tax benefit computed at federal statutory rate	$(16,000)	$(14,000)
Gain on discharge of note and loans payable	46,000	-
Debt discharge attribute reduction	20,000	-
State income taxes, net of federal benefit	(1,000)	-
Change in tax rate	(5,000)	-
Change in valuation allowance	(44,000)	14,000

Income tax benefit	$-	$-

As of December 31, 2015 and March 31, 2015, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

For the nine months ended December 31, 2015 and the year ended March 31, 2015, the Company recorded no amounts for interest expense related to unrecognized tax benefits or tax related penalties.

The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2015 or March 31, 2015. Any uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. All tax years since inception remain open to examination by the Internal Revenue Service.