Form 10-Q
period 2016-03-31
Iron Sands Corp.
filed 2016-04-29
CIK 1527727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2016 was 5,000,000.

IRON SANDS CORP.

PART II: OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IRON SANDS CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$4,694	$3,038
Total current assets	4,694	3,038

TOTAL ASSETS	$4,694	$3,038

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Advances from Parent	$46,453	$25,979
Accounts payable	-	1,500
Total current liabilities	46,453	27,479

Commitments and Contingencies (Note 1)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	176,112	176,112
Accumulated deficit	(218,371)	(201,053)
Total stockholders’ deficit	(41,759)	(24,441)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,694	$3,038

The accompanying notes are an integral part of these condensed financial statements.

IRON SANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016		2015

Operating expense:
General and administrative		$17,318		$8,600
Total operating expense		17,318		8,600

Loss from operations		(17,318)		(8,600)

Non-operating expense:
Interest expense – related party		-		(1,043)
Total non-operating expense		-		(1,043)

Net loss		$(17,318)		$(9,643)

Basic and diluted net loss per share	$	(-)	$	(-)

Weighted average shares outstanding – basic and diluted		5,000,000		5,000,000

The accompanying notes are an integral part of these condensed financial statements.

IRON SANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,318)	$(9,644)
Adjustments used to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,500)	2,170
Accrued interest – related party	-	1,043
Net cash used in operating activities	(18,818)	(6,431)

Cash flows from financing activities:
Advances from Parent	20,474	-
Proceeds from issuance of note payable – related party	-	6,000
Net cash provided by financing activities	20,474	6,000

Net increase (decrease) in cash	1,656	(431)
Cash at beginning of period	3,038	3,338
Cash at end of period	$4,694	$2,907

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The condensed balance sheet as of December 31, 2015 was derived from the Company’s Transition Report on Form 10-KT for the year ended December 31, 2015 (the “2015 Form 10-K”), but does not contain all information required for complete financial statements. The accompanying unaudited condensed financial statements and these notes thereto should be read in conjunction with the 2015 Form 10-K. In the opinion of management, these condensed financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

Except as the context otherwise requires, the terms “Iron Sands,” “we,” “our” or “us” means Iron Sands Corp.

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate the Company’s continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of the Company’s independent registered public accounting firm on the Company’s financial statements as of and for the nine months ended December 31, 2015, contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern. The “going concern” qualification resulted from, among other things, the Company’s net losses since inception and negative working capital and stockholders’ deficit as of December 31, 2015. As of March 31, 2016, the Company had an accumulated deficit of $218,371, cash of $4,694 and stockholders’ deficit of $41,759. The Company requires cash from the Parent to fund its ongoing operating expenses and does not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements through the filing date of this report and does not believe they will have a material impact on its future financial statements.

IRON SANDS CORP.

Notes to Condensed Financial Statements (Unaudited)

NOTE 2 – OTHER RELATED PARTY TRANSACTIONS

The Company’s current CEO and sole director is Vice Chairman and a Member of the Board of Managers of Badlands.

For the three months ended March 31, 2016, the Parent advanced cash to the Company in the amount of $20,474. The Company made no repayments to the Parent for any of advances made during the three months ended March 31, 2016, and all advances are payable upon demand by the Parent.

Currently, the Company is headquartered at the corporate office of the Parent and, for the three months ended March 31, 2016 was utilizing office space, office equipment and certain professional services of the Parent at no cost.

NOTE 3 – LOSS PER SHARE

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information in this report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Description of Business

We were incorporated in the State of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating company. We filed a General Form for Registration of Securities on Form 10 (“Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) on August 12, 2011, and we elected at that time to have March 31 as our fiscal year end. Effective December 31, 2015, we have elected to change our fiscal year end from March 31 to December 31.

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

Results of Operations

Since inception, we have had no operations and have generated no revenue. For the three months ended March 31, 2016 and March 31, 2015, our operating losses were primarily comprised of general and administrative expenses for legal, accounting, audit and other professional fees associated with our Exchange Act filings.

For the three months ended March 31, 2015 and 2016, general and administrative expenses were $17,318 and $8,600, respectively, and interest expense was $-0- and $1,043, respectively. For the three months ended March 31, 2016, we recognized a net loss of $17,318 compared to a net loss of $9,643 for the three months ended March 31, 2015. This increase was primarily due to increased auditing fees legal fees during the three months ended March 31, 2016 associated with the change in our fiscal year end from March 31 to December 31.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our financial statements as of and for the nine months ended December 31, 2015, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our net losses since inception and negative working capital and stockholders’ deficit as of December 31, 2015. As of March 31, 2016, we had an accumulated deficit of $218,371, cash of $4,696 and stockholders’ deficit of $41,759. We require cash from our Parent to fund our ongoing operating expenses and do not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Financing

Since August 27, 2016, our Parent has provided funding to us in the form of cash advances. The advances are due upon demand and carry no expiration date.

Cash

Our available cash at March 31, 2016, December 31, 2015 and March 31, 2015 was $4,694, $3,038 and $2,907, respectively.

Cash Flows from Operating Activities

For the three months ended March 31, 2016, net cash used in operations was $18,818. The primary use of cash from operations were general and administrative expenses, which totaled $17,318.

For the three months ended March 31, 2015, net cash used in operating activities was $6,431. The primary use of cash from operations were general and administrative expenses, which totaled $9,644. The primary uses of cash from operations were increases in accounts payable and accrued liabilities of $2,170 and $1,043, respectively.

Cash Flows from Investing Activities

For the three months ended March 31, 2016 and March 31, 2015, we did not generate or expend cash from investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2016, we generated $20,474 of cash from financing activities from advances made to us by our Parent.

For the three months ended March 31, 2015, we generated $6,000 of cash from financing activities from a loan made to us by a related party.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our sole member of management, serving as Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016, and concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

IRON SANDS CORP.

April 29, 2016	By: /s/ Mikhail Y. Gurfinkel
Mikhail Y. Gurfinkel
Chief Executive and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)