Form 10-Q
period 2016-06-30
Iron Sands Corp.
filed 2016-07-27
CIK 1527727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of July 15, 2016 was 5,000,000.

IRON SANDS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IRON SANDS CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$3,174	$3,038
Total current assets	3,174	3,038

TOTAL ASSETS	$3,174	$3,038

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Advances from Parent	$51,653	$25,979
Accounts payable	-	1,500
Total current liabilities	51,653	27,479

Commitments and Contingencies (Note 1)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	176,112	176,112
Accumulated deficit	(225,091)	(201,053)
Total stockholders’ deficit	(48,479)	(24,441)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,174	$3,038

The accompanying notes are an integral part of these condensed financial statements.

IRON SANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Operating expense:
General and administrative		$6,720		$9,991		$24,038		$18,591
Total operating expense		6,720		9,991		24,038		18,591

Loss from operations		(6,720)		(9,991)		(24,038)		(18,591)

Non-operating expense:
Interest expense – related party		-		(1,092)		-		(2,135)
Total non-operating expense		-		(1,092)		-		(2,135)

Net loss		$(6,720)		$(11,083)		$(24,038)		$(20,726)

Basic and diluted net loss per share	$	(-)	$	(-)	$	(-)	$	(-)

Weighted average shares outstanding – basic and diluted		5,000,000		5,000,000		5,000,000		5,000,000

The accompanying notes are an integral part of these condensed financial statements.

IRON SANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,038)	$(20,726)
Adjustments used to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,500)	9,545
Accrued interest – related party	-	2,136
Net cash used in operating activities	(25,538)	(9,045)

Cash flows from financing activities:
Advances from Parent	25,674	-
Proceeds from issuance of note payable – related party	-	13,000
Net cash provided by financing activities	25,674	13,000

Net increase in cash	136	3,955
Cash at beginning of period	3,038	3,338
Cash at end of period	$3,174	$7,293

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

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate the Company’s continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of the Company’s independent registered public accounting firm on the Company’s financial statements as of and for the nine months ended December 31, 2015, contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern. The “going concern” qualification resulted from, among other things, the Company’s net losses since inception and negative working capital and stockholders’ deficit as of December 31, 2015. As of June 30, 2016, the Company had an accumulated deficit of $225,091, cash of $3,174 and stockholders’ deficit of $48,479. The Company requires cash from the Parent to fund its ongoing operating expenses and does not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

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

For the three and six months ended June 30, 2016, the Parent advanced cash to the Company of $5,200 and $25,674, respectively. The Company made no repayments to the Parent for any of advances made during the three or six months ended June 30, 2016, and all advances are payable upon demand by the Parent.

Currently, the Company is headquartered at the corporate office of the Parent and, for the six months ended June 30, 2016, was utilizing office space, office equipment and certain professional services of the Parent at no cost.

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

Description of Business

We were incorporated in the State of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating company. We filed a General Form for Registration of Securities on Form 10 (“Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) on August 12, 2011, and we elected at that time to have March 31 as our fiscal year end. Effective December 31, 2015, we elected to change our fiscal year end from March 31 to December 31.

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

Results of Operations – For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Since inception, we have had no operations and have generated no revenue. For the three months ended June 30, 2016 and June 30, 2015, our operating losses were primarily comprised of general and administrative expenses for legal, accounting, audit and other professional fees associated with our Exchange Act filings. For the three months ended June 30, 2016 and 2015, general and administrative expenses were $6,720 and $9,991, respectively, and interest expense was $-0- and $1,092, respectively. For the three months ended June 30, 2016, we recognized a net loss of $6,720 compared to a net loss of $11,083 for the three months ended June 30, 2015. This decrease was primarily due to lower outside accounting fees associated with the preparation of our Exchange Act filings and no interest expense (as a result of no interest bearing debt outstanding) during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Results of Operations – For the Six Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

For the six months ended June 30, 2016 and June 30, 2015, our operating losses were primarily comprised of general and administrative expenses for legal, accounting, audit and other professional fees associated with our Exchange Act filings. For the six months ended June 30, 2016 and 2015, general and administrative expenses were $24,038 and $18,591, respectively, and interest expense was $-0- and $2,135, respectively. For the six months ended June 30, 2016, we recognized a net loss of $24,038 compared to a net loss of $20,726 for the six months ended June 30, 2015. This increase was primarily due to increased auditing fees incurred during the six months ended June 30, 2016 associated with the change in our fiscal year end from March 31 to December 31, offset by lower accounting and legal fees associated with the preparation of our Exchange Act filings during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our financial statements as of and for the nine months ended December 31, 2015, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our net losses since inception and negative working capital and stockholders’ deficit as of December 31, 2015. As of June 30, 2016, we had an accumulated deficit of $225,091, cash of $3,174 and stockholders’ deficit of $48,479. We require cash from our Parent to fund our ongoing operating expenses and do not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Financing

Since August 27, 2015, our Parent has provided funding to us in the form of cash advances. The advances are due upon demand and carry no expiration date.

Cash

Our available cash at June 30, 2016, December 31, 2015 and June 30, 2015 was $3,174, $3,038 and $7,293, respectively.

Cash Flows from Operating Activities

For the six months ended June 30, 2016, net cash used in operations was $25,538. The primary use of cash from operations were general and administrative expenses, which totaled $24,038.

For the six months ended June 30, 2015, net cash used in operating activities was $9,045. The primary use of cash from operations were general and administrative expenses, which totaled $20,726. The primary sources of cash from operations were increases in accounts payable and accrued liabilities of $9,545 and $2,136, respectively. The increase in accounts payable was attributable to a delay in payments to vendors as a results of our limited liquidity as of June 30, 2015. The increase in accrued expenses was due to the accrual of interest on related party notes outstanding as of June 30, 2015.

Cash Flows from Investing Activities

For the six months ended June 30, 2016 and June 30, 2015, we did not generate or expend cash from investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2016, we generated $25,674 of cash from financing activities from advances made to us by our Parent.

For the six months ended June 30, 2015, we generated $13,000 of cash from financing activities from a loan made to us by a related party.

Anticipated Cash Commitments

In the near term, we expect our cash requirements to be for funding general and administrative expenses associated with legal, accounting, audit and filing fees for our required Exchange Act filings. We believe that our Parent will provide cash to fund these expenses in the near term, although there can be no assurance that funding will be available from our Parent to continue to fund our operating expenses. If funding ceased to be available from our Parent, it is likely that we would have to cease our Exchange Act filings and cease to operate as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our sole member of management, serving as Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016, and concluded that our disclosure controls and procedures were effective as of that date.

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

IRON SANDS CORP.

July 27, 2016	By:	/s/ Mikhail Y. Gurfinkel
Mikhail Y. Gurfinkel
Chief Executive and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)