Form 10-Q
period 2016-09-30
Iron Sands Corp.
filed 2016-11-10
CIK 1527727

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of October __, 2016 was 5,000,000.

IRON SANDS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IRON SANDS CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$1,774	$3,038
Total current assets	1,774	3,038

TOTAL ASSETS	$1,774	$3,038

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Advances from Parent	$58,328	$25,979
Accounts payable	-	1,500
Total current liabilities	58,328	27,479

Commitments and Contingencies (Note 1)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	176,112	176,112
Accumulated deficit	(233,166)	(201,053)
Total stockholders’ deficit	(56,554)	(24,441)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,774	$3,038

The accompanying notes are an integral part of these condensed financial statements.

IRON SANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

Operating expense:
General and administrative		$8,075		$17,499		$32,113		$36,090
Total operating expense		8,075		17,499		32,113		36,090

Loss from operations		(8,075)		(17,499)		(32,113)		(36,090)

Non-operating expense:
Interest expense – related party		-		(701)		-		(2,836)
Total non-operating expense		-		(701)		-		(2,836)

Net loss		$(8,075)		$(18,200)		$(32,113)		$(38,926)

Basic and diluted net loss per share	$	(-)	$	(-)	$	(-)	$	(-)

Weighted average shares outstanding – basic and diluted		5,000,000		5,000,000		5,000,000		5,000,000

The accompanying notes are an integral part of these condensed financial statements.

IRON SANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(32,113)	$(38,925)
Adjustments used to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,500)	(3,892)
Accrued interest – related party	-	2,838
Net cash used in operating activities	(33,613)	(39,979)

Cash flows from financing activities:
Advances from Parent	32,349	7,306
Proceeds from issuance of note payable – related party	-	18,000
Repayment of note payable – related party	-	(17,464)
Repurchase of common stock	-	(20,000)
Proceeds from sale of common stock	-	49,319
Net cash provided by financing activities	32,349	37,161

Net decrease in cash	(1,264)	(2,818)
Cash at beginning of period	3,038	3,338
Cash at end of period	$1,774	$520

Supplemental disclosures of non-cash investing and financing activities
Equity contribution of related party from discharges of note payable – related party and loans payable – related party	$-	$122,293

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

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate the Company’s continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of the Company’s independent registered public accounting firm on the Company’s financial statements as of and for the nine months ended December 31, 2015 contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern. The “going concern” qualification resulted from, among other things, the Company’s net losses since inception and negative working capital and stockholders’ deficit as of December 31, 2015. As of September 30, 2016, the Company had an accumulated deficit of $233,166, cash of $1,774 and stockholders’ deficit of $56,554. The Company requires cash from the Parent to fund its ongoing operating expenses and does not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

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

For the three and nine months ended September 30, 2016, the Parent advanced cash to the Company of $6,675 and $32,349, respectively. The Company made no repayments to the Parent for any of advances made during the three or nine months ended September 30, 2016, and all advances are payable upon demand by the Parent.

Currently, the Company is headquartered at the corporate office of the Parent and, for the nine months ended September 30, 2016, was utilizing office space, office equipment and certain professional services of the Parent at no cost.

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

Results of Operations – For the Three Months Ended September 30, 2016 (“September 2016 Quarter”) Compared to the Three Months Ended September 30, 2015 (“September 2015 Quarter”)

Since inception, we have had no operations and have generated no revenue. For the three months ended September 30, 2016 and September 30, 2015, our operating losses were primarily comprised of general and administrative expenses for legal, accounting, audit and other professional fees associated with our Exchange Act filings. For the three months ended September 30, 2016 and 2015, general and administrative expenses were $8,075 and $17,499, respectively, and interest expense was $-0- and $701, respectively. For the September 2016 Quarter, we recognized a net loss of $8,075 compared to a net loss of $18,200 for the September 2015 Quarter. This decrease in our net loss was primarily due to lower outside accounting and legal fees incurred in the September 2016 Quarter as compared to the September 2015 Quarter associated with the preparation of our Exchange Act filings and no interest expense (as a result of no interest bearing debt outstanding) during the September 2016 Quarter compared to the September 2015 Quarter.

Results of Operations – For the Nine Months Ended September 30, 2016 (“September 2016 Period”) Compared to the Nine Months Ended September 30, 2015 (“September 2015 Period”)

For the nine months ended September 30, 2016 and September 30, 2015, our operating losses were primarily comprised of general and administrative expenses for legal, accounting, audit and other professional fees associated with our Exchange Act filings. For the September 2016 Period and the September 2015 Period, general and administrative expenses were $32,113 and $36,090, respectively, and interest expense was $-0- and $2,836, respectively. For the September 2016 Period, we recognized a net loss of $32,113 compared to a net loss of $38,926 for the September 2015 Period. This decrease in our net loss was primarily due to lower accounting and legal fees associated with the preparation of our Exchange Act filings during the September 2016 Period as compared to the September 2015 Period, offset by higher auditing fees incurred during the September 2016 Period as compared to the September 2015 Period associated with the change in our fiscal year end from March 31 to December.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our financial statements as of and for the nine months ended December 31, 2015, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our net losses since inception and negative working capital and stockholders’ deficit as of December 31, 2015. As of September 30, 2016, we had an accumulated deficit of $233,166, cash of $1,774 and stockholders’ deficit of $56,554. We require cash from our Parent to fund our ongoing operating expenses and do not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Financing

Since August 27, 2015, our Parent has provided funding to us in the form of cash advances. The advances are due upon demand and carry no expiration date.

Cash

Our available cash at September 30, 2016, December 31, 2015 and September 30, 2015 was $1,774, $3,038 and $520, respectively.

Cash Flows from Operating Activities

For the nine months ended September 30, 2016, net cash used in operations was $33,613. The primary use of cash from operations were general and administrative expenses, which totaled $32,113.

For the nine months ended September 30, 2015, net cash used in operating activities was $39,979. The primary use of cash from operations were general and administrative expenses, which totaled $36,090.

Cash Flows from Investing Activities

For the nine months ended September 30, 2016 and September 30, 2015, we did not generate or expend cash from investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2016, we generated $32,349 of cash from financing activities from advances made to us by our Parent.

For the nine months ended September 30, 2015, we generated $37,161 of cash from financing activities from a loan made to us by a related party.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our sole member of management, serving as Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016, and concluded that our disclosure controls and procedures were effective as of that date.

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

IRON SANDS CORP.

November 10, 2016	By:	/s/ Mikhail Y. Gurfinkel
Mikhail Y. Gurfinkel
Chief Executive and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)