Form 10-K
period 2016-12-31
Iron Sands Corp.
filed 2017-02-07
CIK 1527727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-54477

IRON SANDS CORP.
(Exact Name of Company as Specified in its Charter)

Delaware	45-2258702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Broadway, Suite 3700, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(303) 800-9669

Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES ☐  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☐                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☑  NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was zero as there were no non-affiliate holders of common stock and there was no market for the registrant’s common stock, as it is not listed on any market exchange.

The registrant had 5,000,000 shares of its $0.0001 par value common stock outstanding as of February 7, 2017.

Documents incorporated by reference: None.

ITEM 1.	BUSINESS

Forward looking Statements

The information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, and regulatory or competitive environments. You are cautioned not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Except as the context otherwise requires, the terms “Iron Sands”, the “Company”, “we,” “our” or “us” means Iron Sands Corp.

Background and History

We were incorporated in the State of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating company. We filed a General Form for Registration of Securities on Form 10 (“Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) on August 12, 2011, and we elected at that time to have March 31 as our fiscal year end. Effective with the filing of our transition report on Form 10-KT, we elected to change our fiscal year end from March 31 to December 31, effective December 31, 2015.

We currently conduct no business and are considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. At this time, management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a financial transaction with an operating company or raise sufficient capital to commence a business operation. We intend to comply with the periodic reporting requirements of the Exchange Act while we are subject to those requirements.

On August 26, 2015, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Badlands NGLs, LLC (“Badlands” or the “Parent”), an operating company that is engaged in the development of a polymer manufacturing plant in the U.S., we sold 5,000,000 newly issued shares of our common stock (“Common Stock”) to Badlands in exchange for total cash consideration in the amount of $49,319, resulting in Badlands owning all of our issued and outstanding Common Stock. Simultaneously with the execution of the Purchase Agreement, we entered into and consummated a Repurchase Agreement (the “Repurchase Agreement”), with our sole stockholder, NLBDIT 2010 Services, LLC (“NLBDIT Services”), a related party, whereby NLBDIT Services sold and we repurchased 5,000,000 shares of Common Stock, for an aggregate purchase price of $20,000, which sum was paid to NLBDIT Services by us from the proceeds received from the sale of the Common Stock pursuant to the Purchase Agreement. Accordingly, we had 5,000,000 shares of our common stock that were issued and outstanding for the entirety of the year ended December 31, 2015.

Employees

As of February 7, 2017 we did not have any employees. Mikhail Y. Gurfinkel serves as our Chief Executive Officer, Chief Financial Officer, Secretary and our sole director and receives no compensation for his services. Mr. Gurfinkel is the President, Chief Operating Officer and a Manager of our Parent.

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

We currently do not lease or own any properties. We utilize office space at the headquarters of our Parent, which also functions as our headquarters. Our address is 1999 Broadway, Suite 3700, Denver, CO 80202.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND Issuer Purchases of Equity SecuritieS

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”).  Our Common Stock is not listed on an exchange and there is no publicly-traded market.  As of February 7, 2017, the sole holder of record of our Common Stock is our Parent.

Dividend Policy

Since inception, we have not declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. The payment of dividends, if any, is within the discretion of our sole Director and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our sole Director may consider.

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

Results of Operations – Comparison of our Statements of Operations for the Years Ended December 31, 2016 and 2015

Our financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Effective as of December 31, 2015, we elected to change our fiscal year end from March 31 to December 31. Accordingly, our Annual Report on Form 10-K filed on July 14, 2015, included audited financial statements for the year ended March 31, 2015, and our Transition Report on Form 10-KT filed on February 8, 2016, included audited financial statements for the nine months ended December 31, 2015. The presentation of operating results in this 2016 Annual Report on Form 10-K, includes the entire year ended December 31, 2016, along with the comparable period for 2015 that is comprised of (i) unaudited results for the three months ended March 31, 2015, and (ii) the audited results for the nine months ended December 31, 2015, as previously filed in the aforementioned Transition Report on Form 10-KT.

Since inception, we have had no business operations and have generated no revenue. For 2015 and 2016, our operating losses were primarily comprised of general and administrative expenses for auditing, tax, legal, accounting and other professional fees associated with our Exchange Act filings.

General and Administrative Expenses. The table below presents the components of our general and administrative expenses for the years ended December 31, 2015 and 2016:

			Change

	2015	2016	Amount	Percentage

Public company expenses:
Audit and tax services	$15,525	$30,063	$14,538	94%
Legal fees	21,979	10,250	(11,729)	-53%
Accounting fees:
Related party	7,544	-	(7,544)	-100%
Other	-	6,275	6,275	n/a
Conversion and filing costs	7,426	5,920	(1,506)	-20%
Parent services expense allocation	-	2,500	2,500	n/a
Administrative costs	1,271	593	(678)	-53%
Total general and administrative expenses	$53,745	$55,601	$1,856	3%

General and administrative expense increased by $1,856, or 3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in general and administrative expenses was driven by (i) an increase in audit and tax fees of $14,538 that was primarily attributable to auditing services incurred in the first quarter of 2016 that were associated with the Purchase Agreement and the Repurchase Agreement and included in our audited financial statements for the nine months ended December 31, 2015, and (ii) a Parent services expense allocation of $2,500 which commenced in the fourth quarter of 2016 to reflect the estimated cost of services provided by our Parent. Due to this recent change in allocation, we expect that our expenses will increase in 2017.

These increases in general and administrative expenses total $17,038 and were partially offset by decreases in legal fees of $11,729, conversion and filing costs of $1,506, and accounting fees of $1,269. A significant portion of legal fees incurred in 2015 of $21,979 were attributable to SEC reporting considerations associated with the Purchase Agreement and Repurchase Agreement entered into in August 2015. For the year ended December 31, 2016, legal fees of $10,250 were solely associated with routine legal services for consultation on Quarterly Reports on Form 10-Q and our Annual Report on Form 10-KT. Accounting fees include services to draft our quarterly and annual reports that are required to be filed with the SEC. These services were provided by an affiliate of the Company’s Former Parent through August 2015, which resulted in total fees of $7,544 for the year ended December 31, 2015. For the period from September 2015 through May 2016, comparable services were provided by employees of Badlands at no charge to us. Beginning in June 2016, we used consultants to provide these services, which resulted in accounting fee expense of $6,275 for the year ended December 31, 2016. Due to our recent change to use consultants, we expect that our expenses for accounting fees will increase in 2017.

Conversion and filing costs represent services provided to convert our SEC filing documents to the format required in the SEC’s EDGAR database and coding financial information in XBRL. Conversion and filing cost decreased by $1,506 for the year ended December 31, 2016, primarily due to our change in service providers during the fourth quarter of 2015.

Interest Expense. Interest expense amounted to $2,836 for the year ended December 31, 2015, as compared to no interest expense incurred in 2016 as we did not have any debt outstanding for the entire year. Interest expense incurred in 2015 was based on weighted average borrowings of $72,500 payable to an affiliate of our founder at the stated interest rate of 6.0% per annum.

Immediately prior to execution of the Purchase Agreement and the Repurchase Agreement on August 26, 2015, we were indebted for an aggregate of $139,757 consisting of (i) the principal amount of the interest-bearing loan from an affiliate of our founder of $84,796, (ii) accrued interest of $7,226, and (iii) interest-free borrowings $47,735 from another affiliate of our founder. Upon execution of the Purchase Agreement and the Repurchase Agreement on August 26, 2015, we agreed to make a lump sum cash payment of $17,464 in full and final settlement of this indebtedness which resulted in treatment of the amount forgiven of $122,293 as a contribution to capital.

Liquidity and Capital Resources

As of December 31, 2016, we had a stockholder’s deficit of $80,042 and a working capital deficit of $13,714, and cash and equivalents of $1,947. We require cash from our Parent to fund our ongoing operating expenses and we do not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern, whereby the realization of assets and liquidation of liabilities occurs in the ordinary course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern. The report of our independent registered public accounting firm on our financial statements as of December 31, 2015 and 2016, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

In January 2017, our Parent agreed that it will not demand repayment during 2017 of outstanding advances for $66,328 as of December 31, 2016. Accordingly, we have classified this liability as a long-term liability in our balance sheet as of December 31, 2016. In January 2017, our Parent provided additional funding of $14,000 to enable us to pay certain outstanding accounts payable and accrued expenses. While no assurance can be provided, we believe our Parent will continue to provide funding to enable us to meet our financial obligations over the following 12 months.

Cash Flows from Operating Activities

For the year ended December 31, 2016, net cash used in operating activities was $38,940 compared to $56,134 for the year ended December 31, 2015, an improvement of $17,194. The 2016 improvement in cash used in operating activities was primarily attributable to (i) an increase in accounts payable of $14,161 in 2016 due to the timing of payments to service providers, and (ii) a non-cash allocation of $2,500 for Parent services expense for the fourth quarter of 2016.

Cash Flows from Investing Activities

For the years ended December 31, 2015 and 2016, we did not generate or expend any cash from investing activities.

Cash Flows from Financing Activities

For the year ended December 31, 2016, our sole source of financing cash flows was $37,849 of cash advances from our Parent to fund our operating activities.

For the year ended December 31, 2015, we generated $55,834 of cash from our financing activities. The sources of cash from financing activities totaled $93,298, which consisted of (i) advances received from Badlands in the amount of $25,979, (ii) proceeds from the NLBDIT Enterprises Note in the amount of $18,000, and (iii) proceeds from the sale of Common Stock in the amount of $49,319 as part of the Purchase Agreement. These sources which totaled $93,298 were partially offset by aggregate cash outflows $37,464, which consisted of (i) $17,464 for the partial repayment of the NLBDIT Enterprises Note under the Purchase Agreement, and (ii) the repurchase of shares from NLBDIT Services in the amount of $20,000 under the Repurchase Agreement.

Anticipated Cash Commitments

During the year ended December 31, 2016, we received cash funding from our Parent in the aggregate amount of $37,849. In January 2017, our Parent agreed that it will not demand repayment during 2017 of outstanding advances for $66,328 as of December 31, 2016. Assuming the continuation of our current shell company status, we estimate cash commitments for 2017 to fund legal, accounting and other general and administrative expenses associated with our periodic SEC filings to be in the range of $50,000 to $60,000. We believe that our Parent will provide cash to fund these expenses in the near term, although there can be no assurance that funding will be available to continue to fund our operating expenses. Subsequent to December 31, 2016, our Parent made an additional $14,000 of loan advances to us. If funding ceased to be available from our Parent, it is likely that we would have to cease our Exchange Act filings and cease to operate as a going concern.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 1 to our financial statements included in Item 8 of this report.

Recently Issued Accounting Standards

Please refer to the section entitled Recent Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Financial Statements included in Item 8 of this report for additional information on recently issued accounting standards and our plans for adoption of those standards.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements or obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

As a smaller reporting company, financial statements meeting the requirements of Article 8 of Regulation S-X are included below:

Page

Report of Independent Registered Public Accounting Firm	8

Balance Sheets as of December 31, 2015 and 2016	9

Statements of Operations for the Three Months Ended March 31, 2015 (Unaudited), the Nine Months ended December 31, 2015, and the Year Ended December 31, 2016	10

Statements of Stockholder’s Deficit for the Three Months Ended March 31, 2015 (Unaudited), the Nine Months ended December 31, 2015, and the Year Ended December 31, 2016	11

Statements of Cash Flows for the Three Months Ended March 31, 2015 (Unaudited), the Nine Months ended December 31, 2015, and the Year Ended December 31, 2016	12

Notes to Financial Statements	13

Supplementary Data

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director and Stockholder

Iron Sands Corp.

Denver, Colorado

We have audited the accompanying balance sheets of Iron Sands Corp. (a wholly-owned subsidiary of Badlands NGLs, LLC) as of December 31, 2015 and 2016, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the nine months ended December 31, 2015 and the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Sands Corp. as of December 31, 2015 and 2016, and the results of its operations and its cash flows for the nine months ended December 31, 2015 and the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado

February 7, 2017

IRON SANDS, INC.
(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)
BALANCE SHEETS
December 31, 2015 and 2016

	2015	2016
ASSETS

Current asset, cash and equivalents	$3,038	$1,947

Total assets	$3,038	$1,947

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,500	$15,661
Current portion of payable to Parent	25,979	-

Total current liabilities	27,479	15,661

Payable to Parent	-	66,328

Total liabilities	27,479	81,989

Stockholder's deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	176,112	176,112
Accumulated deficit	(201,053)	(256,654)

Total stockholder’s deficit	(24,441)	(80,042)

Total liabilities and stockholder's deficit	$3,038	$1,947

The accompanying notes are an integral part of these financial statements.

IRON SANDS, INC.
(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015
	Three Months	Nine Months		Year
	Ended	Ended		Ended
	March 31,	December 31,		December 31,
	2015	2015	Total	2016
	(Unaudited)		(Unaudited)

Revenue	$-	$-	$-	$-

General and administrative expenses:
Public company expenses:
Audit and tax services	3,000	12,525	15,525	30,063
Legal fees	1,500	20,479	21,979	10,250
Accounting fees:
Related party	2,500	5,044	7,544	-
Other	-	-	-	6,275
Conversion and filing costs	911	6,515	7,426	5,920
Parent services expense allocation	-	-	-	2,500
Administrative costs	689	582	1,271	593

Total general and administrative expenses	8,600	45,145	53,745	55,601

Operating loss	(8,600)	(45,145)	(53,745)	(55,601)

Interest expense- related party	(1,044)	(1,792)	(2,836)	-

Net loss	$(9,644)	$(46,937)	$(56,581)	$(55,601)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015, THE NINE MONTHS

ENDED DECEMBER 31, 2015, AND THE YEAR ENDED DECEMBER 31, 2016

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2014 (unaudited)	5,000,000	$500	-	$-	$24,500	$(144,472)	$(119,472)

Net loss (unaudited)	-	-	-	-	-	(9,644)	(9,644)

Balances, March 31, 2015	5,000,000	500	-	-	24,500	(154,116)	(129,116)

Change of control transactions with Former Parent:
Acquisition of treasury stock	(5,000,000)	(500)	5,000,000	(19,500)	-	-	(20,000)
Contribution to capital for cancellation of debt	-	-	-	-	122,293	-	122,293
Issuance of treasury stock to Parent	5,000,000	500	(5,000,000)	19,500	29,319	-	49,319
Net loss	-	-	-	-	-	(46,937)	(46,937)

Balances, December 31, 2015	5,000,000	500	-	-	176,112	(201,053)	(24,441)

Net loss	-	-	-	-	-	(55,601)	(55,601)

Balances, December 31, 2016	5,000,000	$500	-	$-	$176,112	$(256,654)	$(80,042)

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.
(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
	Three Months	Nine Months		Year
	Ended	Ended		Ended
	March 31,	December 31,		December 31,
	2015	2015	Total	2016
	(Unaudited)		(Unaudited)

Cash flows from operating activities:
Net loss	$(9,644)	$(46,937)	$(56,581)	$(55,601)
Parent services expense allocation	-	-	-	2,500
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	2,171	(4,560)	(2,389)	14,161
Increase in accrued interest payable to affiliate of Former Parent	1,042	1,794	2,836	-

Net cash used in operating activities	(6,431)	(49,703)	(56,134)	(38,940)

Cash flows from investing activities	-	-	-	-

Cash flows from financing activities:
Cash advances from Parent	-	25,979	25,979	37,849
Proceeds from note payable from affiliate of Former Parent	6,000	12,000	18,000	-
Principal payments under note payable to affiliate of Former Parent	-	(17,464)	(17,464)	-
Acquisition of 5,000,000 shares of common stock from Former Parent	-	(20,000)	(20,000)	-
Proceeds from sale of 5,000,000 shares of common stock to Parent	-	49,319	49,319	-

Net cash provided by financing activities	6,000	49,834	55,834	37,849

Net increase (decrease) in cash	(431)	131	(300)	(1,091)

Cash and equivalents, beginning of period	3,338	2,907	3,338	3,038

Cash and equivalents, end of period	$2,907	$3,038	$3,038	$1,947

Supplemental disclosures of cash flow information:
Cash payment for income taxes	$-	$-	$-	$-

Cash payments for interest	$-	$-	$-	$-

Non-cash investing and financing activities:

Contribution to capital for cancellation of debt by Former Parent	$-	$122,293	$122,293	$-

The accompanying notes are an integral part of these financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION, OPERATIONS AND SIGNFICANT ACCOUNTING POLICIES

Organization and Operations

Iron Sands Corp. (the “Company”) was incorporated in the state of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating business. The Company has not recognized any revenue since inception. On August 26, 2015, all outstanding shares of the Company’s common stock were acquired by Badlands NGLs, LLC (“Badlands” or the “Parent”), a company that is engaged in the development of a polymer manufacturing plant in the United States. See further discussion of the acquisition by Badlands in Note 3 below.

Basis of Presentation

The accompanying financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Effective as of December 31, 2015, the Company elected to change its fiscal year end from March 31 to December 31. Accordingly, the Company’s Annual Report on Form 10-K filed on July 14, 2015, included audited financial statements for the year ended March 31, 2015, and the Company’s Transition Report on Form 10-KT filed on February 8, 2016, included audited financial statements for the nine months ended December 31, 2015. The presentation of operating results in this 2016 Annual Report on Form 10-K, includes the entire year ended December 31, 2016, along with the comparable period for 2015 that is comprised of (i) unaudited results for the three months ended March 31, 2015, and (ii) the audited results for the nine months ended December 31, 2015, as previously filed in the aforementioned Transition Report on Form 10-KT.

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation. These reclassifications had no impact on working capital, net loss, stockholder’s deficit or cash flows as previously reported.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions. Actual financial results may differ from these estimates under different assumptions or conditions.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Earnings (Loss) per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted net loss per share is computed in a manner consistent with that of basic net loss per share, while giving effect to all potentially dilutive common shares outstanding. The Company has no potentially dilutive instruments outstanding for any of the periods presented. Accordingly, basic and diluted shares outstanding are the same for all periods presented.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent that it is more likely than not that a deferred tax asset will not be realized.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

NOTES TO FINANCIAL STATEMENTS

U.S. GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company’s policy is to classify penalties and interest expense related to income tax liabilities as an income tax expense. No interest or penalties related to income tax liabilities have been recognized in the statements of operations since inception. See further discussion and disclosures in Note 4, “Income Taxes.”

Comprehensive Income (Loss)

Comprehensive income (loss) is used to refer to net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholder’s deficit instead of net income (loss).

Recently Issued Accounting Pronouncements

The following recently issued accounting standards were adopted effective December 31, 2016; the impact of adoption did not have a material impact on the Company’s financial statements:

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to simplify and clarify how certain transactions are classified in the statement of cash flows, and to reduce diversity in practice for such transactions. These transactions are not currently applicable to the Company’s business.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent.

The following recently issued accounting standard is not yet effective; the Company is currently assessing the impact this standard will have on its financial statements, as well as the method of adoption and period in which adoption is expected to occur:

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, this ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein.

2.	GOING CONCERN

As of December 31, 2016, the Company had a stockholder’s deficit of $80,042, a working capital deficit of $13,714, and cash and equivalents of $1,947. The Company requires cash infusions from its Parent to fund ongoing operating expenses and management does not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the Company’s continuation as a going concern, whereby the realization of assets and liquidation of liabilities occurs in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

NOTES TO FINANCIAL STATEMENTS

In January 2017, the Company’s Parent agreed that it will not demand repayment during 2017 of an outstanding payable for $66,328 as of December 31, 2016. Accordingly, this liability has been classified as a long-term liability as of December 31, 2016. In January 2017, the Parent provided additional funding of $14,000 to enable the Company to pay certain outstanding accounts payable and accrued expenses. While no assurance can be provided, management believes the Parent will continue to provide funding to enable the Company to meet its financial obligations over the twelve-month period from the issuance date of these financial statements.

3.	RELATED PARTY TRANSACTIONS

Equity and Debt. On August 26, 2015, the Company entered into a series of transactions that resulted in a change of control. The change of control was effected through the simultaneous (i) issuance of 5,000,000 shares of common stock to Badlands in exchange for total cash consideration of $49,319, (ii) the repurchase and cancellation of 5,000,000 shares of common stock owned by NLBDIT Services 2010 LLC (the previous sole stockholder of the Company, referred to herein as the “Former Parent”) for cash consideration of $20,000, (iii) the payment of outstanding debt payable to an affiliate of the Former Parent for $17,464, and (iv) cancellation of the remaining debt payable to affiliates of the Former Parent for an aggregate of $122,293. The table below presents a summary of outstanding debt payable to affiliates of the Former Parent immediately before the change of control, along with the portion of debt that was cancelled:

	Interest		Accrued		Cash	Capital
Entity	Rate	Principal	Interest	Total	Paid	Contribution

NLBDIT Enterprises, LLC	6.00%	$84,796	$7,226	$92,022	$(17,464)	$74,558
Sunrise Financial Group Inc.	None	47,735	-	47,735	-	47,735

Total		$132,531	$7,226	$139,757	$(17,464)	$122,293

The owner of the Former Parent also controls NLBDIT Enterprises and SPG, and is a former officer and director of the Company. Furthermore, an affiliate of the Former Parent owned approximately 27% of the outstanding equity of Badlands during 2015 and approximately 18% during 2016. Due to the existence of common control, the cancellation of debt for $122,293 was treated as a contribution to capital rather than a gain from extinguishment of debt.

Accounting and Tax Services. An affiliate of a former chief executive officer and sole director of the Company provided certain accounting and tax services to the Company through August 26, 2015. For the three months ended March 31, 2015 and the nine months ended December 31, 2015, the Company incurred costs for accounting services provided by this entity for $2,500 (unaudited) and $5,044, respectively.

Executive Officers, Personnel and Office Space. Effective August 26, 2015, the Company’s sole executive officer appointed by the Former Parent was replaced by a new sole executive officer appointed by Badlands. The Company’s sole executive officer that was appointed by Badlands also serves as the President and Chief Operating Officer of Badlands. Neither sole executive officer received compensation for services rendered in their capacity as an executive officer of the Company. Similarly, through September 30, 2016, the Former Parent and Parent provided certain personnel, office space and use of equipment at no charge to the Company. Beginning in the fourth quarter of 2016, the Parent recorded its estimate of the cost of the services provided to the Company, which resulted in recognition of an expense for $2,500 and a corresponding increase in the Payable to Parent.

Funding from Parent. For the nine months ended December 31, 2015, the Parent made cash advances to the Company for an aggregate of $25,979 which is reflected as Payable to Parent in the accompanying balance sheet as of December 31, 2015. For the year ended December 31, 2016, the Parent made additional cash advances to the Company for an aggregate of $37,849 for cumulative cash advances by the Parent for $63,828. This amount, plus the cost of services provided by the Parent of $2,500 during the fourth quarter of 2016, resulted in an aggregate Payable to Parent of $66,328 as of December 31, 2016. The Payable to Parent is unsecured and non-interest bearing. In January 2017, the Parent agreed that it will not demand repayment during 2017 which resulted in classification of the Payable to Parent as a long-term liability as of December 31, 2016.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

NOTES TO FINANCIAL STATEMENTS

4.	INCOME TAXES

Due to the 100% ownership change on August 26, 2015, as discussed in Note 3, net operating loss carryforwards incurred before that date are not available to the Company. Accordingly, the Company has net operating loss carryforwards of approximately $76,000 in each of the U.S. Federal and Colorado jurisdictions as of December 31, 2016. These net operating loss carryforwards are available to offset any taxable income in those jurisdictions in future periods. These net operating loss carryforwards expire in varying amounts during the fiscal years ending December 31, 2035 and 2036.

As of December 31, 2015 and 2016, the Company’s only temporary differences consist of U.S. Federal and Colorado net operating loss carryforwards discussed above. Presented below are the related deferred income tax assets associated with the net operating loss carryforwards as of December 31, 2015 and 2016, respectively:

	2015	2016

U.S. Federal net operating loss carryforward	$8,000	$26,000
Colorado state net operating loss carryforward	-	2,000
Valuation allowance for net operating loss carryforwards	(8,000)	(28,000)
Net deferred tax asset	$-	$-

The Company has established a deferred tax valuation allowance equal to 100% of its total deferred income tax assets for the net operating loss carryforwards since management believes it is more likely than not that the deferred income tax assets will not be realized. In recording this allowance, the Company considered a number of factors, but chiefly, its sustained operating losses since inception.

The income tax benefit computed using the U.S. federal income tax rate of 34% differs from the amount recorded in the financial statements due to the following:

	Year Ended December 31, 2015
	Three Months	Nine Months		Year
	Ended	Ended		Ended
	March 31,	December 31,		December 31,
	2015	2015	Total	2016
	(Unaudited)		(Unaudited)

Income tax benefit computed at Federal statutory rate	$3,000	$16,000	$19,000	$18,000
Gain on cancellation of debt	-	(46,000)	(46,000)	-
Debt discharge attribute reduction	-	(20,000)	(20,000)	-
State income taxes, net of Federal benefit	-	1,000	1,000	2,000
Change in tax rate	-	5,000	5,000	-
Change in valuation allowance	(3,000)	44,000	41,000	(20,000)

Income tax benefit in financial statements	$-	$-	$-	$-

As of December 31, 2015 and 2016, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest, and the Company did not record any amounts for interest expense related to unrecognized tax benefits or tax related penalties. The Company had no unrecognized tax benefits or uncertain tax positions as of December 31, 2015 and 2016. Income tax returns filed after 2013 remain open to examination by the Internal Revenue Service and state taxing authorities.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

NOTES TO FINANCIAL STATEMENTS

5.	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In circumstances where the Company is required to determine fair value, various methods including market, income and cost approaches would be considered to select the method that is most appropriate. Based on these approaches, the Company would adopt assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, market corroborated, or generally unobservable inputs.  The Company would utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 - Quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 - Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.  Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

While the Company’s objective is to select valuation methods that are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The carrying amount of cash and equivalents and accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments. The carrying value of the Payable to Parent discussed in Note 3 amounted to $25,979 as of December 31, 2015 and $66,328 as of December 31, 2016. These payables are unsecured and non-interest bearing, and the Parent has agreed not to demand repayment during 2017. Due to the unique relationship of the Parent as the sole owner of the Company, it is not reasonably practicable to determine the fair value of the Payable to Parent. As of December 31, 2015 and 2016, the valuation of cash is based on Level 1 inputs, and the valuation of accounts payable and accrued expenses and Advances Payable to Parent is based on Level 3 inputs.

6.	SUBSEQUENT EVENTS

In January 2017, the Parent provided additional funding of $14,000 to enable the Company to pay certain outstanding accounts payable and accrued expenses.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our sole member of management, serving as Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016, and concluded that our disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

Our sole member of management, serving as Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our sole member of management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Director

The following table sets forth the names and ages of each of our directors and executive officers as of February 7, 2017:

Name	Age	Position	Date Appointed

Mikhail Y. Gurfinkel	43	Chief Executive Officer, Chief Financial Officer, Secretary and Sole Director	August 26, 2015

The sole director named above serves for a one-year term until our next annual meeting of stockholders or his earlier resignation or removal. Information concerning our sole director and sole executive officer is set forth below:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the SEC. Based solely on a review of the Section 16(a) reports furnished to us during the year ended December 31, 2016, we believe that all filings required to be made during the year ended December 31, 2016 were timely made.

Code of Ethics

We have a Code of Ethics applicable to our officers and director. Among other things, the Code of Ethics is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely, and understandable disclosures in periodic reports required to be filed by us; and to promote compliance with applicable governmental laws, rules and regulations. The Code of Ethics provides for the prompt internal reporting of violations of the Code of Ethics to an appropriate person identified in the Code of Ethics and contains provisions regarding accountability for adherence to the Code of Ethics.

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

Samir N. Masri served as our sole executive officer and sole director for the period from January 1, 2015 through August 26, 2015. Mr. Masri did not receive compensation in any form for his services rendered as our sole executive officer and director during this period. See also Item 13, “Certain Relationships and Related Transactions, and Director Independence” for services provided to the Company by affiliates of Mr. Masri.

Mikhail Y. Gurfinkel did not receive compensation in any form for his services rendered as our sole executive officer and director for the period from August 26, 2015 through December 31, 2016. During the years ended December 31, 2016 and 2015, we did not have any employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 7, 2017 by (i) each person known to us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) our sole director and (iv) all executive officers and our sole director as a group. The address of each stockholder below is 1999 Broadway, Suite 3700, Denver, CO 80202.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)
5% Stockholders:

Badlands NGLs, LLC	5,000,000 (2)	100.0%
John Cure	5,000,000 (3)	100.0%
William J. Gilliam	5,000,000 (3)	100.0%
Shane Goettle	5,000,000 (3)	100.0%
Glenn Golenberg	5,000,000 (3)	100.0%
Steven E. Lebow	5,000,000 (3)	100.0%
William Streeter	5,000,000 (3)	100.0%
K. Thomas Vaughn	5,000,000 (3)	100.0%

Directors and Named Executive Officers:
Mikhail Y. Gurfinkel	5,000,000 (3)	100.0%
All directors and executive officers as a group (1 person)	5,000,000	100.0%

(1)

Applicable percentage of ownership is based on 5,000,000 shares of common stock outstanding on February 7, 2017. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and means that the holder has voting or investment power with respect to the subject securities.

(2)	Includes 5,000,000 shares directly owned.

(3)

Individual serves as a member of the Board of Managers of Badlands NGLs, LLC and has shared voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Change of Control. On August 26, 2015, we entered into and consummated a Repurchase Agreement (the “Repurchase Agreement”), with our sole stockholder and a related party, NLBDIT 2010 Services, LLC (the “Former Parent”), whereby the Former Parent sold and we repurchased 5,000,000 shares of our $0.0001 par value common stock (“Common Stock”), which represented all of our issued and outstanding Common Stock, for an aggregate purchase price of $20,000. The President and controlling stockholder of the Former Parent is a former executive officer of the Company who also owned approximately 27% and 18% of the outstanding equity of Badlands as of December 31, 2015 and 2016, respectively. Simultaneously with the execution of Repurchase Agreement, we entered into a Purchase Agreement (the “Purchase Agreement”) with Badlands, whereby we sold 5,000,000 newly issued shares of our common stock to Badlands in exchange for total cash consideration in the amount of $49,319, resulting in a change of control with Badlands owning all of our issued and outstanding Common Stock.

The owner of the Former Parent serves in a similar capacity for NLBDIT Enterprises, LLC (“NLBDIT Enterprises”) and Sunrise Financial Group Inc. (“SFG”), which provided loans to us prior to 2015. For the period from January 1, 2015 through August 26, 2015, NLBDIT Enterprises advanced us cash of $18,000 pursuant to a loan that provides for interest at 6.0% per annum and is due on demand. As of August 26, 2015, we owed NLBDIT Enterprises $92,022, including $7,226 of accrued interest. As of January 1, 2015 and August 26, 2015, we also owed $47,735 to SFG pursuant to a non-interest bearing advance.

As part of the transactions contemplated by the Purchase Agreement and the Repurchase Agreement, we made the following payments: (i) $20,000 to the Former Parent for payment of the purchase price under the Repurchase Agreement; and (ii) $17,464 to NLBDIT Enterprises in full settlement of the aggregate loans payable of $139,757 to NLBDIT Enterprises and SFG. Due to the existence of common control, this transaction resulted in the cancellation of debt for $122,293 that was treated as a contribution to capital rather than a gain from extinguishment of debt in the Company’s financial statements for the nine months ended December 31, 2015.

Masri Accounting Services. For the period from January 1, 2015 through August 26, 2015, we engaged Samir Masri CPA Firm P.C. (the “Masri Firm”) to provide certain accounting services. For the year ended December 31, 2015, we paid the Masri Firm $7,544 for services rendered. Samir Masri is the founder of the Masri Firm and served as our sole executive officer and sole director for the period from January 1, 2015 through August 26, 2015. Mr. Masri did not receive any compensation for his service as an executive officer and director of our Company. There were no written agreements in connection with any of our arrangements with the Masri Firm for the year ended December 31, 2015. On August 26, 2015, in conjunction with the Purchase Agreement and the Repurchase Agreement, Mr. Masri resigned as our sole executive officer and sole director.

Badlands Services. On August 26, 2015, Mikhail Y. Gurfinkel, Badland’s President and COO, was appointed as our sole executive officer and sole director. Neither Badlands nor Mr. Gurfinkel received any payments for services rendered for the years ended December 31, 2015 and 2016. For the period from August 26, 2015 through September 30, 2016, we used office space and equipment of Badlands free of charge. There were no written agreements in connection with any of our arrangements with Mr. Gurfinkel or Badlands through September 30, 2016. Beginning in the fourth quarter of 2016, the Parent recorded its estimate of the cost of the services provided to the Company, which resulted in recognition of an expense for $2,500 and a corresponding increase in the payable to Badlands.

For the period from August 26, 2015 through May 2016, Badlands provided accounting services that included the preparation of our periodic reports filed with the SEC. Beginning in June 2016, we engaged consultants to provide accounting services at market rates.

For the period from August 26, 2015 through December 31, 2015, Badlands made cash advances to us for an aggregate of $25,979. For the year ended December 31, 2016, Badlands made additional cash advances to us for an aggregate of $37,849, for cumulative cash advances from Badlands of $63,828. This amount, plus the estimated cost of services provided by Badlands of $2,500 during the fourth quarter of 2016, resulted in an aggregate liability to Badlands of $66,328 as of December 31, 2016. This liability is unsecured and non-interest bearing. In January 2017, Badlands agreed that it will not demand repayment during 2017 which resulted in classification of this payable as a long-term liability as of December 31, 2016.

Director Independence

Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our sole director, Mr. Gurfinkel, would not be considered independent as he also serves as our sole executive officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Raich Ende Malter & Co. LLP (“Raich”) served as our independent registered public accounting firm for the fiscal year ended March 31, 2015 and through October 14, 2015, at which time, we appointed Hein & Associates LLP (“Hein”) as our independent registered public accounting firm. We had no dispute with Raich over our financial statements at the time of their termination. The following table shows the fees for the audit and other services provided by Raich and Hein in the aggregate for the years ended December 31, 2015 and 2016:

	2015		2016

Audit Fees	$23,175	(1)	$24,675	(2)
Audit-Related Fees	-		-
Tax Fees	-		3,136	(3)
All Other Fees	-		-

	$23,175		$27,811

(1)

Consists of (i) $4,800 for Raich for the annual audit for the year ended March 31, 2015 and review procedures for the quarter ended June 30, 2015, and (ii) $18,375 for Hein for review procedures for the quarter ended September 30, 2015 and an audit of our financial statements for the nine months ended December 31, 2015.

(2)	Consists of review procedures performed by Hein for each quarter in the year ended December 31, 2016, plus the annual audit fee and related expenses for the year ended December 31, 2016.
(3)	Consists of fees for preparation of U.S. Federal income tax return for the year ended March 31, 2016.

Audit Fees

This category includes the aggregate fees for professional services for the audit of our annual financial statements for the nine months ended December 31, 2015 and the year ended December 31, 2016, and the review of the financial statements included in our quarterly reports on Form 10-Q filed during those periods. Effective December 31, 2015, the Company changed its fiscal year end from March 31 to December 31.

Audit-Related Fees

There were no fees for audit-related services during the years ended December 31, 2015 and 2016.

Tax Fees

This category includes fees for professional services for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval

Our sole director serves as the sole member of our Audit Committee and reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services and the fees for such services. Pre-approval of audit and non-audit services may be approved pursuant to appropriate policies and procedures established by the Audit Committee. For the fiscal year ended March 31, 2015, the nine months ended December 31, 2015, and the year ended December 31, 2016, all audit fees were reviewed and approved in advance of such services.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements - See Index to Financial Statements on Page 7 of this Report.

(b) Financial Statement Schedules - Not applicable.

(c) Exhibits

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed or furnished herewith

Item 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON SANDS CORP.

February 7, 2017	By: /s/	Mikhail Y. Gurfinkel
Mikhail Y. Gurfinkel
Chief Executive and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 7, 2017	By: /s/	Mikhail Y. Gurfinkel
Mikhail Y. Gurfinkel
Sole Director