Form 10-Q
period 2017-03-31
Iron Sands Corp.
filed 2017-05-19
CIK 1527727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-54477

IRON SANDS CORP.
(Exact Name of Company as Specified in its Charter)

Delaware	45-2258702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Broadway, Suite 3700, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(303) 800-9669

Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
Title of class

Not Applicable

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

YES ☑NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ 
Smaller reporting company ☑	Emerging growth company ☐	(do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☑NO ☐

The registrant had 5,000,000 shares of its $0.0001 par value common stock outstanding as of May 19, 2017.

Part I. Financial Information

Item 1. Financial Statements

IRON SANDS, INC.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

UNAUDITED CONDENSED BALANCE SHEETS

December 31, 2016 and March 31, 2017

	2016	2017
ASSETS

Current asset, cash and equivalents	$1,947	$1,459

Total assets	$1,947	$1,459

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities, accounts payable and accrued expenses	$15,661	$18,523

Long-term Payable to Parent	66,328	93,302

Total liabilities	81,989	111,825

Stockholder's deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	176,112	176,112
Accumulated deficit	(256,654)	(286,978)

Total stockholder’s deficit	(80,042)	(110,366)

Total liabilities and stockholder's deficit	$1,947	$1,459

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2017

	2016	2017

Revenue	$-	$-

General and administrative expenses:
Public company expenses:
Audit and tax services	15,125	12,873
Legal fees	-	4,250
Accounting fees	-	8,728
Conversion and filing costs	1,620	1,400
Parent services expense allocation	-	2,500
Administrative costs	573	573

Total general and administrative expenses	17,318	30,324

Net loss	$(17,318)	$(30,324)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

Three Months Ended March 31, 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2016	5,000,000	$500	$176,112	$(256,654)	$(80,042)

Net loss	-	-	-	(30,324)	(30,324)

Balances, March 31, 2017	5,000,000	$500	$176,112	$(286,978)	$(110,366)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016 and 2017

	2016	2017

Cash flows from operating activities:
Net loss	$(17,318)	$(30,324)
Parent services expense allocation	-	2,500
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	(1,500)	2,862

Net cash used in operating activities	(18,818)	(24,962)

Cash flows from investing activities	-	-

Cash flows provided by financing activities:
Cash advances from Parent	20,474	24,474

Net increase (decrease) in cash and equivalents	1,656	(488)

Cash and equivalents, beginning of period	3,038	1,947

Cash and equivalents, end of period	$4,694	$1,459

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$-	$-

Cash payments for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures herein are adequate such that the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial statements have been included.

The accompanying condensed balance sheet and related disclosures as of December 31, 2016 have been derived from the Company’s audited financial statements. The opinion of the Company’s independent auditors on such financial statements included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s financial condition as of March 31, 2017, and operating results for the three months ended March 31, 2017 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2017.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is used to refer to net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under U.S. GAAP are reported as separate components of stockholder’s deficit instead of net income (loss). There are no differences between comprehensive loss and net loss for three-months ended March 31, 2016 and 2017.

Recently Issued Accounting Pronouncements

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

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2.	GOING CONCERN

As of March 31, 2017, the Company had a stockholder’s deficit of $110,366, a working capital deficit of $17,064, and cash and equivalents of $1,459. The Company requires cash infusions from its Parent to fund ongoing operating expenses and management does not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern for at least one year after the issuance date of these financial statements. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the Company’s continuation as a going concern, whereby the realization of assets and liquidation of liabilities occurs in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

In May 2017, the Company’s Parent agreed that it will not demand repayment of an outstanding payable for $93,302 as of March 31, 2017, until after March 31, 2018. Accordingly, this liability has been classified as a long-term liability as of March 31, 2017. In May 2017, the Parent provided additional funding of $5,000 to enable the Company to pay certain outstanding accounts payable and accrued expenses. While no assurance can be provided, management believes the Parent will continue to provide funding to enable the Company to meet its financial obligations over the twelve-month period from the issuance date of these financial statements.

3.	RELATED PARTY TRANSACTIONS

Executive Officers, Personnel and Office Space. The Company’s sole executive officer (the “Officer”) was appointed by Badlands and also serves as the President and Chief Operating Officer of Badlands. The Officer does not receive any compensation for services rendered in his capacity as an executive officer of the Company. Through September 30, 2016, the Parent provided certain personnel, office space and use of equipment at no charge to the Company. Beginning in the fourth quarter of 2016, the Parent recorded its estimate of the cost of the services provided to the Company, which resulted in recognition of an expense for $2,500 for the first quarter of 2017 and a corresponding increase in the Payable to Parent.

Funding from Parent. For the three months ended March 31, 2016 and 2017, the Parent made cash advances to the Company for an aggregate of $20,474 and $24,474, respectively. These cash advances are reflected as Payable to Parent in the period paid. As of March 31, 2017, the Parent has made cumulative cash advances of $88,302. This amount, plus the cost of services provided by the Parent of $2,500 during the fourth quarter of 2016 and $2,500 during the first quarter of 2017, resulted in an aggregate Payable to Parent of $93,302 as of March 31, 2017. The Payable to Parent is unsecured and non-interest bearing. In May 2017, the Parent agreed that it will not demand repayment until after March 31, 2018, which resulted in classification of the Payable to Parent as a long-term liability as of March 31, 2017.

4.	FAIR VALUE MEASUREMENTS

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

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The carrying amount of cash and equivalents and accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments. The carrying value of the Payable to Parent discussed in Note 3 amounted to $66,328 as of December 31, 2016 and $93,302 as of March 31, 2017. These payables are unsecured and non-interest bearing, and the Parent has agreed not to demand repayment until after March 31, 2018. Due to the unique relationship of the Parent as the sole owner of the Company, it is not reasonably practicable to determine the fair value of the Payable to Parent. As of December 31, 2016 and March 31, 2017, the valuation of cash is based on Level 1 inputs, and the valuation of accounts payable and accrued expenses and Advances Payable to Parent is based on Level 3 inputs.

5.	SUBSEQUENT EVENTS

In May 2017, the Parent provided additional funding of $5,000 to enable the Company to pay certain outstanding accounts payable and accrued expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Comparison of our Statements of Operations for the Three-Months Ended March 31, 2016 and 2017

Since inception, we have had no business operations and have generated no revenue. For the three-months ended March 31, 2016 and 2017, our operating losses were primarily comprised of general and administrative expenses for auditing, tax, legal, accounting and other professional fees associated with our Exchange Act filings.

General and Administrative Expenses. The table below presents the components of our general and administrative expenses for the three-months ended March 31, 2016 and 2017:

	2016	2017	Amount	Percentage
Public company expenses:
Audit and tax services	$15,125	$12,873	$(2,252)	-15%
Legal fees	-	4,250	4,250	n/a
Accounting fees	-	8,728	8,728	n/a
Conversion and filing costs	1,620	1,400	(220)	-14%
Parent services expense allocation	-	2,500	2,500	n/a
Administrative costs	573	573	-	0%

Total general and administrative expenses	$17,318	$30,324	$13,006	75%

General and administrative expense increased by $13,006, or 75%, for the three-months ended March 31, 2016 compared to the three-months ended March 31, 2017. The increase in general and administrative expenses was primarily attributable to accounting consultation fees of $8,728 to draft our 2016 Annual Report on Form 10-K during the first quarter of 2017. For the three-months ended March 31, 2016, these services were provided by employees of Badlands at no charge to us. Due to our recent change to use consultants, we expect that our expenses for accounting fees will continue to increase in 2017. The 2017 increase in general and administrative expenses was also attributable to (i) a quarterly Parent services expense allocation of $2,500 that commenced in the fourth quarter of 2016 to reflect the estimated cost of services provided by our Parent, and (ii) an increase in legal fees of $4,250 related to the review of our 2016 Annual Report on Form 10-K during the first quarter of 2017.

These increases in general and administrative expenses total $15,478 and were partially offset by a decrease in auditing and tax services of $2,252. This reduction in auditing and tax services was attributable to less complexity in the 2016 audit as compared to the 2015 audit that included accounting and SEC reporting considerations associated with a Purchase Agreement and Repurchase Agreement entered into in August 2015.

Liquidity and Capital Resources

As of March 31, 2017, we had a stockholder’s deficit of $110,366 and a working capital deficit of $17,064, and cash and equivalents of $1,459. We require cash from our Parent to fund our ongoing operating expenses and we do not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern, whereby the realization of assets and liquidation of liabilities occurs in the ordinary course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern. The report of our independent registered public accounting firm on our financial statements as of December 31, 2016, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

In May 2017, our Parent agreed that it will not demand repayment of outstanding advances for $93,302 as of March 31, 2017 until after March 31, 2018. Accordingly, we have classified this liability as a long-term liability in our balance sheet as of March 31, 2017. In May 2017, our Parent provided additional funding of $5,000 to enable us to pay certain outstanding accounts payable and accrued expenses. While no assurance can be provided, we believe our Parent will continue to provide funding to enable us to meet our financial obligations over the following 12 months.

Cash Flows from Operating Activities

For the three-months ended March 31, 2017, net cash used in operating activities was $24,962 compared to $18,818 for the three-months ended March 31, 2016, an increase of $6,144. The 2017 decrease in cash used in operating activities was primarily attributable to an increase in our net loss of $13,006, partially offset by an increase in accounts payable of $2,862 due to the timing of payments to service providers, and a non-cash allocation of $2,500 for Parent services expense for the first quarter of 2017.

Cash Flows from Investing Activities

For the three-months ended March 31, 2016 and 2017, we did not generate or expend any cash from investing activities.

Cash Flows from Financing Activities

For the three-months ended March 31, 2016 and 2017, our sole source of financing cash flows was cash advances from our Parent to fund our operating activities of $20,474 and $24,474, respectively.

Anticipated Cash Commitments

During the year ended December 31, 2016, we received cash funding from our Parent in the aggregate amount of $37,849. In May 2017, our Parent agreed that it will not demand repayment of outstanding advances for $93,302 as of March 31, 2017 until after March 31, 2018. Additionally, our Parent provided funding of $5,000 in May 2017 to enable us to pay certain outstanding accounts payable and accrued expenses. While no assurance can be provided, we believe our Parent will continue to provide funding to enable us to meet our financial obligations over the following 12 months. However, if funding is not available from our Parent, it is likely that we would have to cease our Exchange Act filings and cease to operate as a going concern.

Assuming the continuation of our current shell company status, we estimate cash commitments for the remainder of 2017 to fund legal, accounting and other general and administrative expenses associated with our periodic SEC filings to be in the range of $12,000 per quarter.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 1 to our financial statements included in our 2016 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Please refer to the section entitled Recent Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Financial Statements included in Item 1 of this report for additional information on recently issued accounting standards and our plans for adoption of those standards.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements or obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the Company's management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

i.

That the Company's disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (b) that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure; and

ii.	That the Company's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information under this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits

EXHIBIT #	DESCRIPTION

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON SANDS CORP.

May 19, 2017	By: /s/	Mikhail Y. Gurfinkel
Mikhail Y. Gurfinkel
Chief Executive and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)