Form 10-Q
period 2017-09-30
Iron Sands Corp.
filed 2017-10-20
CIK 1527727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

The registrant had 5,000,000 shares of its $0.0001 par value common stock outstanding as of October 20, 2017.

Part I.   Financial Information

Item 1.  Financial Statements

IRON SANDS CORP.
(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)
UNAUDITED CONDENSED BALANCE SHEETS
December 31, 2016 and September 30, 2017

	2016	2017
ASSETS
Current assets, cash and cash equivalents	$1,947	$12,336

Total assets	$1,947	$12,336

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities, accounts payable and accrued expenses	$15,661	$13,850

Long-term payable to Parent	66,328	135,302

Total liabilities	81,989	149,152

Stockholder's deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	176,112	176,112
Accumulated deficit	(256,654)	(313,428)

Total stockholder’s deficit	(80,042)	(136,816)

Total liabilities and stockholder's deficit	$1,947	$12,336

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2016	2017	2016	2017

Revenue	$-	$-	$-	$-

General and administrative expenses:
Audit and tax services	3,675	4,200	24,000	21,798
Legal fees	-	2,000	-	8,250
Accounting fees	3,000	1,495	3,000	14,323
Conversion and filing costs	1,400	1,400	4,520	4,330
Parent services expense allocation	-	2,500	-	7,500
Administrative costs	-	-	593	573

Total general and administrative expenses	8,075	11,595	32,113	56,774

Net loss	$(8,075)	$(11,595)	$(32,113)	$(56,774)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

Nine Months Ended September 30, 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2016	5,000,000	$500	$176,112	$(256,654)	$(80,042)

Net loss	-	-	-	(56,774)	(56,774)

Balances, September 30, 2017	5,000,000	$500	$176,112	$(313,428)	$(136,816)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016 and 2017

	2016	2017

Cash flows from operating activities:
Net loss	$(32,113)	$(56,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Parent Services expense allocation	-	7,500
Decrease in accounts payable and accrued expenses	(1,500)	(1,811)

Net cash used in operating activities	(33,613)	(51,085)

Cash flows from investing activities	-	-

Cash flows provided by financing activities:
Cash advances from Parent	32,349	61,474

Net increase (decrease) in cash and cash equivalents	(1,264)	10,389

Cash and cash equivalents, beginning of period	3,038	1,947

Cash and cash equivalents, end of period	$1,774	$12,336

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$-	$-

Cash payments for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON SANDS CORP.

(A Wholly-Owned Subsidiary of Badlands NGLs, LLC)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

Iron Sands Corp. (the “Company”) was incorporated in the state of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating business. The Company has not recognized any revenue since inception. On August 26, 2015, all outstanding shares of the Company’s common stock were acquired by Badlands NGLs, LLC (“Badlands” or the “Parent”), a company that is focused on the development and subsequent operation of polyolefin manufacturing assets in the United States.

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

The accompanying condensed balance sheet and related disclosures as of December 31, 2016 have been derived from the Company’s audited financial statements. The opinion of the Company’s independent auditors on such financial statements included an explanatory paragraph related to the Company’s ability to continue as a going concern. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s financial condition as of September 30, 2017, and operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2017.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is used to refer to net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under U.S. GAAP are reported as separate components of stockholder’s deficit instead of net income (loss). There are no differences between comprehensive loss and net loss for the three and nine months ended September 30, 2016 and 2017.

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

As of September 30, 2017, the Company had a stockholder’s deficit of $136,816, a working capital deficit of $1,514 and cash and cash equivalents of $12,336. The Company requires cash infusions from its Parent to fund ongoing operating expenses and management does not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern for at least one year after the issuance date of these financial statements. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the Company’s continuation as a going concern, whereby the realization of assets and liquidation of liabilities occurs in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

In October 2017, the Company’s Parent agreed that it will not demand repayment of an outstanding payable for $135,302 as of September 30, 2017, until after September 30, 2018. Accordingly, this liability has been classified as a long-term liability as of September 30, 2017. While no assurance can be provided, management believes the Parent will continue to provide funding to enable the Company to meet its financial obligations over the twelve-month period from the issuance date of these financial statements.

3.	RELATED PARTY TRANSACTIONS

Executive Officers, Personnel and Office Space. The Company’s sole executive officer (the “Officer”) was appointed by Badlands and also serves as the President and Chief Operating Officer of Badlands. The Officer does not receive any compensation for services rendered in his capacity as an executive officer of the Company. Through September 30, 2016, the Parent provided certain personnel, office space and use of equipment at no charge to the Company. Beginning in the fourth quarter of 2016, the Parent recorded its estimate of the cost of the services provided to the Company, which resulted in recognition of an expense for $7,500 for the first nine months of 2017 and a corresponding increase in the Payable to Parent.

Funding from Parent. For the nine months ended September 30, 2016 and 2017, the Parent made cash advances to the Company for an aggregate of $32,349 and $61,474, respectively. These cash advances are reflected as Payable to Parent in the period paid. As of September 30, 2017, the Parent has made cumulative cash advances of $125,302. This amount, plus the cost of services provided by the Parent of $2,500 during the fourth quarter of 2016 and $7,500 during the first nine months of 2017, resulted in an aggregate Payable to Parent of $135,302 as of September 30, 2017. The Payable to Parent is unsecured and non-interest bearing. As discussed in Note 2, in October 2017, the Parent agreed that it will not demand repayment until after September 30, 2018, which resulted in classification of the Payable to Parent as a long-term liability as of September 30, 2017.

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

The carrying amount of cash and cash equivalents and accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments. The carrying value of the Payable to Parent discussed in Note 3 amounted to $66,328 as of December 31, 2016 and $135,302 as of September 30, 2017. These payables are unsecured and non-interest bearing, and the Parent has agreed not to demand repayment until after September 30, 2018. Due to the unique relationship of the Parent as the sole owner of the Company, it is not reasonably practicable to determine the fair value of the Payable to Parent.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Comparison of our Statements of Operations for the Three Months Ended September 30, 2016 and 2017

Since inception, we have had no business operations and have generated no revenue. For the three months ended September 30, 2016 and 2017, our operating losses were primarily comprised of general and administrative expenses for auditing, tax, legal, accounting and other professional fees associated with our Exchange Act filings.

General and Administrative Expenses. The table below presents the components of our general and administrative expenses:

	Three Months Ended
	September 30:		Increase
	2016	2017	(decrease)	Percentage

Audit and tax services	$3,675	$4,200	$525	14%
Legal fees	-	2,000	2,000	n/a
Accounting fees	3,000	1,495	(1,505)	-50%
Conversion and filing costs	1,400	1,400	-	0%
Parent services expense allocation	-	2,500	2,500	n/a

Total general and administrative expenses	$8,075	$11,595	$3,520	44%

General and administrative expenses increased by $3,520, or 44%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in general and administrative expenses was primarily attributable to (i) a quarterly Parent services expense allocation of $2,500 that commenced in the fourth quarter of 2016 to reflect the estimated cost of services provided by our Parent, (ii) an increase in legal fees of $2,000 related to the review of our June 30, 2017 Quarterly Report on Form 10-Q during the third quarter of 2017, and (iii) an increase in audit and tax services of $525 due to increased fees of our independent auditors.

These increases in general and administrative expenses total $5,025 and were partially offset by a decrease in accounting fees of $1,505. The decrease in accounting fees was attributable to the reduction in consulting fees for the three months ended September 30, 2017.

Results of Operations – Comparison of our Statements of Operations for the Nine Months Ended September 30, 2016 and 2017

Since inception, we have had no business operations and have generated no revenue. For the nine months ended September 30, 2016 and 2017, our operating losses were primarily comprised of general and administrative expenses for auditing, tax, legal, accounting and other professional fees associated with our Exchange Act filings.

General and Administrative Expenses. The table below presents the components of our general and administrative expenses:

	Nine Months Ended
	September 30:		Increase
	2016	2017	(decrease)	Percentage

Audit and tax services	$24,000	$21,798	$(2,202)	-9%
Legal fees	-	8,250	8,250	n/a
Accounting fees	3,000	14,323	11,323	377%
Conversion and filing costs	4,520	4,330	(190)	-4%
Parent services expense allocation	-	7,500	7,500	n/a
Administrative costs	593	573	(20)	-3%

Total general and administrative expenses	$32,113	$56,774	$24,661	77%

General and administrative expense increased by $24,661, or 77%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily attributable to an increase in accounting consultation fees of $11,323 to draft our 2016 Annual Report on Form 10-K and our March 31, 2017 and June 30, 2017 Quarterly Reports on Form 10-Q. Prior to June 30, 2016, these services were provided by employees of Badlands at no charge to us. Due to our recent change to use consultants, we expect that our expenses for accounting fees will continue to increase in 2017. The 2017 increase in general and administrative expenses was also attributable to (i) a quarterly Parent services expense allocation of $7,500 that commenced in the fourth quarter of 2016 to reflect the estimated cost of services provided by our Parent, and (ii) an increase in legal fees of $8,250 related to the review of our 2016 Annual Report on Form 10-K and our March 31, 2017 and June 30, 2017 Quarterly Reports on Form 10-Q.

These increases in general and administrative expenses total $27,073 and were partially offset by a decrease in auditing and tax services of $2,202. This reduction in auditing and tax services was attributable to less complexity in the 2016 audit as compared to the 2015 audit that included accounting and SEC reporting considerations associated with a Purchase Agreement and Repurchase Agreement entered into in August 2015.

Liquidity and Capital Resources

As of September 30, 2017, we had a stockholder’s deficit of $136,816 and a working capital deficit of $1,514, and cash and cash equivalents of $12,336. We require cash from our Parent to fund our ongoing operating expenses and we do not anticipate generating any revenue in the near term. These conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements have been prepared in conformity with U.S. GAAP, which contemplates our continuation as a going concern, whereby the realization of assets and liquidation of liabilities occurs in the ordinary course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern. The report of our independent registered public accounting firm on our financial statements as of December 31, 2016, contains an explanatory paragraph related to our ability to continue as a going concern.

In October 2017, our Parent agreed that it will not demand repayment of outstanding advances for $135,302 as of September 30, 2017 until after September 30, 2018. Accordingly, we have classified this liability as a long-term liability in our balance sheet as of September 30, 2017. While no assurance can be provided, we believe our Parent will continue to provide funding to enable us to meet our financial obligations over the following 12 months.

Cash Flows from Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities was $51,085 compared to $33,613 for the nine months ended September 30, 2016, an increase of $17,472. The increase in cash used in operating activities for the nine months ended September 30, 2017, was primarily attributable to an increase in our net loss of $24,661, and a decrease in accounts payable of $1,811 due to the timing of payments to service providers. These decreases in operating cash flows which total $26,472 were partially offset by a non-cash allocation of $7,500 for Parent services expense for the first nine months of 2017.

Cash Flows from Investing Activities

For the nine months ended September 30, 2016 and 2017, we did not generate or expend any cash from investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2016 and 2017, our sole source of financing cash flows was cash advances from our Parent to fund our operating activities of $32,349 and $61,474, respectively.

Anticipated Cash Commitments

In October 2017, our Parent agreed that it will not demand repayment of outstanding advances for $135,302 as of September 30, 2017 until after September 30, 2018. While no assurance can be provided, we believe our Parent will continue to provide funding to enable us to meet our financial obligations over the following 12 months. However, if funding is not available from our Parent, it is likely that we would have to cease our Exchange Act filings and cease to operate as a going concern.

Assuming the continuation of our current shell company status, we estimate cash commitments for the fourth quarter of 2017 to fund legal, accounting and other general and administrative expenses associated with our periodic SEC filings to be approximately $12,000.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1 to our financial statements included in our 2016 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Please refer to the section entitled Recently Issued Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Unaudited Condensed Financial Statements included in Item 1 of this report for additional information on recently issued accounting standards and our plans for adoption of those standards.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements or obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the Company's management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

i.

That the Company's disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (b) that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure; and

ii.	That the Company's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

IRON SANDS CORP.

October 20, 2017	By: /s/	Mikhail Y. Gurfinkel
Mikhail Y. Gurfinkel
Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)